Form 10QSB
period 2002-09-30
FILTERING ASSOCIATES INC
filed 2002-11-19
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number: 000-50004


                           Filtering Associates, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0976892
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               5109 River Avenue, Suite B, Newport Beach, California 92663
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.645.1075
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002, there were 1,893,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----


Financial Statements

    Condensed Balance Sheet as of September 30, 2002

    Condensed Statements of Operations for the three months and nine months ended September 30, 2002, the period July 10, 2001 (inception) through September 30, 2001, and the period July 10, 2001 (inception) through September 30, 2002

    Condensed Statements of Cash Flows for the nine months ended September 30, 2002, the period July 10, 2001 (inception) through September 30, 2001, and the period July 10, 2001 (inception) through September 30, 2002

    Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                             CONDENSED BALANCE SHEET
                             -----------------------

                               SEPTEMBER 30, 2002
                               ------------------

                                   (unaudited)
                                   -----------



                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                   $            873
   Inventory                                                                324
                                                               ----------------

     Total current assets                                                 1,197
                                                               ----------------

       Total assets                                            $          1,197
                                                               ================


                       LIABILITY AND STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITY
   Accounts payable                                            $          6,126
                                                               ----------------

     Total current liability                                              6,126
                                                               ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     1,000,000 shares issued and outstanding                              1,000
   Additional paid-in capital                                            42,221
   Deficit accumulated during the development stage                     (48,150)
                                                               ----------------

       Total stockholders' deficit                                       (4,929)
                                                               ----------------

         Total liability and stockholders' deficit             $          1,197
                                                               ================




See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------


                                                                        Period                                   Period
                                                                     July 10, 2001                           July 10, 2001
                                                  Three Months        (Inception)         Nine Months         (Inception)
                                                     Ended              Through              Ended              Through
                                                  September 30,       September 30,       September 30,       September 30,
                                                     2002                 2001                2002                2002
                                                 ---------------     ---------------     ---------------     ---------------
REVENUES                                         $           ---     $           ---     $           ---     $           ---

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                          11,141               1,978              34,526              48,150
                                                 ---------------     ---------------     ---------------     ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (11,141)             (1,978)            (34,526)            (48,150)

PROVISION FOR INCOME TAXES                                   ---                 ---                 ---                 ---
                                                 ---------------     ---------------     ---------------     ---------------

NET LOSS                                         $       (11,141)    $        (1,978)    $       (34,526)    $       (48,150)
                                                  ==============      ==============      ==============      ==============

BASIC LOSS PER SHARE                             $          (.01)    $          (.00)    $          (.03)    $          (.05)
                                                 ===============     ===============     ===============     ================

DILUTIVE LOSS PER SHARE                          $          (.01)    $          (.00)    $          (.03)    $          (.05)
                                                 ===============     ===============     ===============     ================
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING
                                                       1,000,000           1,000,000           1,000,000           1,000,000
                                                 ===============     ===============     ===============     ===============




See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                      Period             Period
                                                                                  July 10, 2001       July 10, 2001
                                                                                   (inception)         (inception)
                                                             Nine Months Ended       Through             Through
                                                              September 30,       September 30,       September 30,
                                                                   2002                2001                2002
                                                              ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                          $       (34,526)    $        (1,978)    $       (48,150)
   Net loss
   Adjustments  to  reconcile  net  loss  to net  cash
   provided by operating activities
     Rent provided in exchange for additional  paid-in
       capital                                                          3,150                 933               5,133
     Executive   services  provided  in  exchange  for
       additional paid-in capital                                      19,870                 ---              29,870
     Professional and administrative  fees paid for by
       the  stockholders  in exchange  for  additional
       paid-in capital                                                 13,146                 ---              13,146
     Increase in inventory                                               (324)                ---                (324)
     Increase in accounts payable                                       6,126                 ---               6,126
                                                              ---------------     ---------------     ---------------

         Net cash provided by operating activities                      7,442              (1,045)              5,801
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 ---              10,000              10,000
   Fundraising costs                                                  (14,928)                ---             (14,928)
                                                              ---------------     ---------------     ---------------

         Net cash used in financing activities                        (14,928)             10,000              (4,928)
                                                              ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (7,486)              8,955                 873

CASH AND CASH EQUIVALENTS, beginning of period                          8,359                 ---                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $           873     $         8,955     $           873
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---




See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the nine months ended September 30, 2002, the Company recorded additional paid-in capital of $3,150 and $19,870 for rent and executive services, respectively, provided by two stockholders.
   During the period July 10, 2001 (inception) through September 30, 2001, the
     Company recorded additional paid-in capital of $933 for rent provided by two stockholders.
   During the period July 10, 2001 (inception) through September 30, 2002, the
     Company recorded additional paid-in capital of $5,133 and $29,870 for rent and executive services, respectively, provided by two stockholders.

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                               SEPTEMBER 30, 2002
                               ------------------

                                   (unaudited)
                                   -----------




NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Amended Registration Statement for Small Business Issuers on Form SB-2/A for the period July 10, 2001 (inception) through November 30, 2001 filed with the Securities and Exchange Commission (SEC) on March 12, 2002.

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001 to operate as a distributor of Internet filtering software. The Company has elected a December 31st fiscal year end.

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $48,200 at September 30, 2002. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods ended September 30, 2002 and the period July 10, 2001 (inception) through September 30, 2001 consist of:

                                                                   Period                                    Period
                                                                July 10, 2001                             July 10, 2001
                                              Three Months       (Inception)          Nine Months          (Inception)
                                                  Ended            Through               Ended               Through
                                          September 30, 2002  September 30, 2001   September 30, 2002   September 30, 2002
                                          ------------------  ------------------   ------------------   ------------------

Federal taxes (deferred) capitalized
   start-up costs for tax purposes        $            3,400  $              600   $           10,400   $           14,500
Change in valuation account                           (3,400)               (600)             (10,400)             (14,500)
                                          ------------------  ------------------   ------------------   ------------------

                                          $              ---  $              ---   $              ---   $              ---
                                          ==================  ==================   ==================   ==================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2002 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes      $          14,500
             Valuation allowance                                        (14,500)
                                                              -----------------

                                                              $             ---
                                                              =================

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax asset is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the three months and nine months ended September 30, 2002 and for the period July 10, 2001 (inception) through September 30, 2002, the Company has recorded rent expense of $1,050, $3,150 and $5,133, respectively, which represents the Company's share of the office space being provided by the Company's president. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

         The Company's stockholders paid certain web hosting and professional and administrative fees on behalf of the Company. These fees totaled $13,146 for the nine months ended September 30, 2002. The stockholders have waived reimbursement and have considered them as additional paid-in capital.

Item 2.  Plan of Operation
---------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We intend to be a leading provider of customized websites and web-based business planning applications and Internet advertising space that allow our customers to conduct business more efficiently using the utility of Internet. We believe that by offering a library of e-commerce business solutions, our business customers can easily access web-based tools, such as online catalogs, and applications that manage inventory, forecast sales and schedule resources, thereby increasing their profitability. We have not generated any revenues to date.

We plan to design customized websites, offering the following features:

o        up to 150 MB of disk space;
o        10 GB of data transfer per month;
o        unlimited pop e-mail accounts with a web mail site administrator; and
o        encryption methods for security of user files.

We also intend to provide users with domain listings, yearly domain name renewal services, an infinite number of pages for their website, search engine submission, banner creation, and statistical software. We anticipate that our primary source of revenue will come from the sale of Internet storage space, web hosting and advertisement space.

For the nine months ended  September 30, 2002.
----------------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $1,197 as of September 30, 2002. Of those assets, cash was $873, and we had $324 in inventory as of September 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures, with the assistance of our officers and directors.

Our current liabilities were $6,126 as of September 30, 2002, all of which was represented by accounts payable. We had no other liabilities and no long term commitments or contingencies as of September 30, 2002.

Results of Operations.

Revenue. For the nine months ended September 30, 2002, we realized no revenues from our inception on July 10, 2001 through September 30, 2002. We hope to generate revenues as we develop our customer base.

Operating Expenses. For the nine months ended September 30, 2002, our total operating expenses were approximately $34,526. Our net loss from operations for the nine month period ending September 30, 2002 was $34,526. This is in comparison to our operating expenses of $48,150 for the period from our inception on July 10, 2001 through September 30, 2002, making our net loss $48,150 for that period. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

Our Plan of Operation for the Next Twelve Months. We only generated minimal revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to generate revenues after the development of our website is complete. Any revenues generated will be used to expand our product and service offerings.

We have cash of $873 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through December 2002. Our monthly cash requirements are approximately $1,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,000,000 shares of our common stock, which equals approximately 52.82% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Filtering Associates, Inc.,
                                            a Nevada corporation



November 19, 2002                  By:      /s/ Natalie Hoss
                                            -----------------------------------
                                            Natalie Hoss
                                  Its:      president

CERTIFICATIONS I, Natalie Hoss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Filtering Associates, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/s/ Natalie Hoss
----------------------
Natalie Hoss
Chief Executive Officer

CERTIFICATIONS I, Mary Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Filtering Associates, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/s/ Mary Thompson
----------------------
Mary Thompson
Chief Financial Officer