Form 10QSB/A
period 2002-09-30
FILTERING ASSOCIATES INC
filed 2002-11-21
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO 1. TO
                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

Commission File Number: 000-50004


                           Filtering Associates, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              33-0976892
------                                                              ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               5109 River Avenue, Suite B, Newport Beach, California 92663
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

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

Item 2.  Plan of Operation
--------------------------

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

We are a development stage company and have not earned any revenues to date. We intend to be a reseller of Internet content filtering and blocking software that is produced by DF3 Technologies LLC. We have a non-exclusive reselling agreement with DF3 Technologies LLC to sell their software. Using software that we sell, objectionable websites can be blocked from being viewed on a user's computer. Our product filters Internet content to permit users to access appropriate materials without retrieving adult or objectionable content. Our filtering products enable school, business and other customers to limit access to the Internet by allowing them to block various content-based categories, such as pornography, hate speech, bomb construction, and gambling and games.

We intend to sell our filtering software to business organizations, schools, libraries and private homes. We initially intend to focus our sales efforts on schools and public libraries in the geographic area of California, specifically Los Angeles and Orange County.

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

Item 3. Controls and Procedures
-------------------------------

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

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Filtering Associates, Inc.,
                                               a Nevada corporation



November 19, 2002                     By:      /s/ Natalie Hoss
                                               --------------------------------
                                               Natalie Hoss
                                      Its:     president

CERTIFICATIONS
--------------
I, Natalie Hoss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Filtering Associates Inc..

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

CERTIFICATIONS
--------------
I, Mary Thompson, certify that:

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