Form 10KSB
period 2002-12-31
FILTERING ASSOCIATES INC
filed 2003-04-14
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from          to
                                                        ----------  -----------

Commission File Number: 000-50004

                           Filtering Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               33-0976892
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


5109 River Avenue, Suite B, Newport Beach, California 92663               92663
-------------------------------------------------------------------------------
                                                                     (Zip Code)

                                  949.645.1075
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered
-------------------------------       ------------------------------------------

              None                                       None
              ----                                       ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 14, 2003, approximately $44,650.

As of April 14, 2003, there were 1,893,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ]   Yes         [X]   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on July 10, 2001.

Our Business. We are a reseller of Internet content filtering and blocking software. Using the software that we sell, objectionable websites can be blocked from being viewed on a user's computer. Our product filters Internet content to permit users to access appropriate materials without retrieving adult or objectionable content. Our filtering product enable school, business and other customers to limit access to the Internet by allowing them to block various content-based categories, such as pornography, hate speech, bomb construction, and gambling and games.

We do not own the filtering software we intend to sell. We have a non-exclusive agreement to resell the software of DF3 Technologies LLC without any modification performed on our part. As discussed below, we are not permitted to modify DF3 Technologies LLC's software. Our agreement includes the following material terms:

o Term. The term of the agreement is one year with automatic renewals of one year. The initial one year term ended on August 29, 2002.
o Termination of Agreement. Either party may terminate the agreement, with or without cause, upon not less than thirty days prior written notice to the other party. If the agreement is terminated, we will be required to cease all sales of the products and pay all sums due to DF3 Technologies, LLC.
o    Territory. The agreement provides that our territory is the United States.
o Appointment. The agreement grants us the non-exclusive, non-transferable right to sell the filtering software to end-users.
o Packaging and Modifications. Under the agreement, we are not permitted to modify the product or change the packaging in any way.
o Orders and Pricing. Under the agreement, we are required to place orders with DF3 Technologies, LLC at set prices. The price for the software depends on the number of licenses. The price ranges from $80 for one license to $5,067 for 100 licenses. The price we pay for the X-Stop R Series Servers Solution Package depends on the number of users. The price ranges from $6,600 for 500 users to as much as $197,368 for 50,000 users. We also have the ability to purchase other products at varying prices. A more detailed description of prices has been filed as Exhibit 10.1 to our original SB-2 filed on January 23, 2002. DF3 Technologies, LLC has the right to change the prices at any time upon written notice to us.
o Our Relationship with DF3 Technologies, LLC. We are not an employee, agent or franchisee of DF3 Technologies, LLC. We are considered an independent contractor.
o Competitive Products. We are not permitted, during the term on the agreement, to develop or have developed products which compete with DF3 Technologies LLC's products.

DF3 Technologies LLC is controlled by Richard Kavadas, Daniel Hoover and Steve Carnes. Richard Kavadas, Daniel Hoover and Steve Carnes do not have any interest in us, nor will they be acquiring any interest as a result of our agreement with them. We intend to sell our filtering software to business organizations, schools, libraries and private homes. We initially intend to focus our sales efforts on schools and public libraries in the geographic area of California, specifically Los Angeles and Orange County.

To effectuate our business plan during the next three to six months, we must market our products. If we are unable to generate revenues necessary or obtain additional working capital to pay for our development, we anticipate that our president, director and principal shareholder, Natalie Hoss, will contribute funds to pay our expenses. Our belief that Ms. Hoss will pay our expenses is based solely on the fact that Ms. Hoss has a significant equity interest in us. We believe that Ms. Hoss will continue to pay our expenses as long as she maintains a significant equity interest in us; however, there is no guarantee that she will pay our expenses. We do not have any agreement, understanding or arrangement with Ms. Hoss to pay our expenses, nor do we intend to enter into any such agreement. We do not have any plans, commitments or understandings to reduce her equity interest in the company. Moreover, Ms. Hoss has not committed to pay our expenses nor is she obligated to do so. Therefore, there is no guarantee that Ms. Hoss will contribute funds to pay our expenses. If Ms. Hoss does pay any of our future expenses, we may enter into a promissory note which will include customary terms and conditions. However, we have not negotiated or discussed the specific terms of a promissory note. If Ms. Hoss does not pay our future expenses and we are unable to raise sufficient funds to pay our expenses, we may be forced to liquidate the company. We have not devised a specific liquidation plan. However, it is likely that in the event we are forced to liquidate the company, our investors will lose their entire investment.

Any revenues generated will be used to develop sales and promotional materials as well as marketing expenses related to meeting with potential customers. Our management has recently begun marketing and promoting the products that we sell by attempting to schedule in person meetings with potential customers to display those products and demonstrate their capabilities.

If we are unable to raise capital or generate revenues to pay for our proposed marketing activities, we hope that we will continue to market the products that we sell by in person meetings with prospective customers. Our failure to pay for our marketing activities could result in our inability to meet the objectives of our business plan within the next six months.

Our Products. The filtering product that we sell is designed primarily to blothisxcessive violence, pornography and sites that promote illegal activities, such as terrorist sites instructing viewers on how to make a pipe bomb. Our filters are based on keywords or automated selection of blocked sites. Filters typically use blacklists, whitelists and keywords to filter web content. Blacklists allow everything into the web browser except what is included in this list. Whitelists deny everything to the browser except what is included in this list. Keywords examine text on a Web page or in special tags in the head of a Web page called Metatags and exclude pages containing those keywords. As with any type of censorship, prejudice and opinion of the censor or individual generating the filter file also is a factor. Our filtering services enable schools, businesses and other customers to limit access to the Internet by allowing them to select from various content-based categories, which include pornography, hate, bomb construction, gambling and games.

Our Website www.filteringassociates.com. Our current website is under development and provides general information about the company and our address, telephone number and e-mail address. Our website also provides sales prospects with relevant product information. If we generate significant revenues, we intend to further develop our website to provide downloadable demo versions of filtering products.

Our Target Markets and Marketing Strategy. Our objective is to expand our presence in the school, library and home markets. As part of this objective, we intend to target educational institutions for K-12 students. We believe the school, home and corporate markets, both domestic and international, present us with significant opportunities. Due to the technological proliferation of home and personal computing products, academic institutions have been able to take advantage of the Internet as an educational tool. We believe that many modern families use the Internet in the home as both a source of entertainment and education for their school aged children. An effective Internet content filtering system permits educators and parents from having to choose between undesirable alternatives: prohibiting Internet access altogether or closely supervising each student's use of the Internet.

We expect to market the products that we sell using a variety of tactics, including:

o Direct Marketing. Traditional direct mail and e-mail messages will be targeted at qualified sales prospects.
o Online Marketing. Our website, www.filteringassociates.com, is used to provide sales prospects with relevant product information and, in the future, we hope to include downloadable demo versions of filtering products. By maximizing the self-service sales potential of the web, we intend to lower our overall cost of sales.

o Public Relations. We hope to retain the services of public relations firms with the objective of securing favorable product reviews and general commentary.
o Trade Shows. We intend to attend industry events to build awareness and generate sales leads. We hope to optimize our investment in event participation by attending shows in conjunction with proposed partnering organizations, such as companies that develop the software that we sell.
o Advertising. We intend to utilize limited print and online advertising to target market niches and to complement the overall marketing strategy.

Our Competition. The market for content-based filtering solutions is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product features such as response time, capacity, reliability, scalability, and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business.

We do not own the filtering software we intend to sell. We have a non-exclusive agreement to resell the software of DF3 Technologies, LLC without any modification performed on our part. There may be a number of other, established, resellers of DF3 Technologies, LLC's products with whom we will be competing. We do not believe that we directly compete with DF3 Technologies, LLC because we initially intend to focus our sales efforts on schools and public libraries in the geographic area of California, specifically Los Angeles and Orange County, whereas DF3 Technologies, LLC is focused on the enterprise market. However, if we shift our selling efforts to the enterprise market, then DF3 Technologies, LLC may not desire to renew our agreement, which will hinder our ability to generate revenues and continue operations.

Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, such as CyberPatrol, NetNanny and CyberSitter. Price competition is intense with the products that we sell. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

We also face indirect competition from products that offer levels of functionality different from those offered by our products, or that were designed for a somewhat different group of end-users than those targeted by us. Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functions offered in our products. Microsoft has incorporated advanced utilities in Windows 95, Windows 98, Windows 2000, Windows Millennium Edition, and Windows XP, and we believe that this trend will continue.

Government Regulation. As use of the Internet has become more prevalent and various negative issues associated with the Internet have received increasing amounts of publicity, there has been a correspondingly greater amount of governmental attention directed to the Internet in the United States Congress and elsewhere. While various pieces of legislation regulating different aspects of the Internet and Internet-related activity have been proposed, to date there has been no legislation enacted which places any direct and substantial regulatory burden on our business. Nonetheless, we anticipate further attempts to regulate Internet-related activity, some of which may impose substantial burdens on our ability to do business.

There has been a public-policy debate regarding Internet filtering in schools and libraries within the U.S. Congress. This debate has resulted in the Children's Internet Protection Act, a bill passed and signed into law mandating Internet filtering in schools and libraries receiving certain federal funds, among other requirements. It should be noted, however, that a suit has been filed in the United States District Court by the American Library Association et al. and by Multnomah County Public Library seeking to overturn the Children's Internet Protection Act. If the suit is successful, some of our potential customers may decide not to provide filtering in their organizations, which in turn, could lead them not to buy the products that we sell and thereby harm a potential source of revenue.

Currently, few laws or regulations specifically govern communications or commerce on the Internet. In the future, laws and regulations may be adopted regarding user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. We cannot guaranty, however, that any patents will be issued for the product or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, we cannot guaranty that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, we cannot guaranty that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, we cannot guaranty that the products of others will not infringe any patents issued to or licensed by us. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease our marketing activities.

We own the Internet domain name www.filteringassociates.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities, other than those activities related to our website. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into distribution relationships with third party manufacturers.

Employees. As of April 14, 2003, we have no employees, other than our officers and directors. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Facilities. Our executive, administrative and operating offices are located at 5109 River Ave, Suite B, Newport Beach, California, 92663. Natalie Hoss, our president, secretary and one of our directors, provide our facilities at no charge.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

       ================================== =========================
                   Property                  December 31, 2002
       ---------------------------------- -------------------------
                     Cash                          $1,450
       ---------------------------------- -------------------------
          Property and equipment, net             $12,467
       ================================== =========================

Our facilities. Our executive, administrative and operating offices are approximately 200 square feet and are located at 5109 River Avenue, Suite B, Newport Beach, California 92663. Ms. Hoss, our president, secretary and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Ms. Hoss does not expect to be paid or reimbursed for providing office facilities. We believe that our current offices are sufficient to meet our current and future needs.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

In September 2002, our registration statement on Form SB-2 to register 893,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty five. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 1,000 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o    a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o    the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
--------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

For the year ended  December 31, 2002.
--------------------------------------

Liquidity and Capital Resources. Our total current assets were $1,450 as of December 31, 2002, which consisted entirely of cash. We believe that our available cash is sufficient to pay our day-to-day expenditures, with the assistance of our officers and directors. We also had $12,467 net in property and equipment as of December 31, 2002, making our total assets $13,917 as of December 31, 2002.

Our current liabilities were $5,454 as of December 31, 2002, all of which was represented by accounts payable. We had no other liabilities and no long term commitments or contingencies as of December 31, 2002.

Results of Operations.

Revenue. For the year ended December 31, 2002, we realized no revenues from our inception on July 10, 2001 through December 31, 2002. We hope to generate revenues as we develop our customer base.

Operating Expenses. For the year ended December 31, 2002, our total operating expenses were approximately $74,978. This amount was represented by $13,038 in legal and accounting expenses, $27,870 in compensation expense, $27,000 in consulting expenses, and $7,070 in general and administrative expenses. Therefore, our net loss from operations for the year ending December 31, 2002 was $74,978. This is in comparison to our operating expenses and a net loss of $13,624 for the period from our inception on July 10, 2001 through December 31, 2001, which was represented by $10,000 in consulting expenses, $1,641 in legal and accounting expenses, and $1,983 in general and administrative expenses. Therefore, our net loss for the period from our inception on July 10, 2001 through December 31, 2001was $13,624. The increase in operating expenses was due primarily to compensation expenses and increased legal and accounting expenses, for the year ended December 31, 2002 that we did not experience during the period from our inception to December 31, 2001. For the period from our inception on July 10, 2001 through December 31, 2002, our net loss from operations was $88,602. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

Our Plan of Operation for the Next Twelve Months. We have not yet generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to generate revenues after the development of our website is complete. Any revenues generated will be used to expand our product and service offerings.

We have cash of $1,450 as of December 31, 2002. In the opinion of management, available funds and assistance from our management to pay our expenses will satisfy our working capital requirements through December 2002. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 7.  Financial Statements
-----------------------------





                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------
                                      INDEX
                                      -----



Financial Statements

    Balance Sheets as of December 31, 2002 and 2001

    Statements of Operations for the year ended December 31, 2002, and the periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2002

    Statement of Changes in Stockholders' Equity for the period July 10, 2001 (inception) through December 31, 2002

    Statements of Cash Flows for the for the year ended December 31, 2002, and the periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2002

    Notes to Financial Statements

                                                                March 31, 2003

To the Board of Directors and Stockholders of Filtering Associates, Inc.

         We have audited the accompanying balance sheets of Filtering Associates, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002 and periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Filtering Associates, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $74,978 during the year ended December 31, 2002, and as of that date, had a working capital deficiency of $4,004 and accumulated deficit of $88,602. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                         Lesley, Thomas, Schwarz & Postma, Inc.
                                         A Professional Accountancy Corporation
                                         Newport Beach, California

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                                 BALANCE SHEETS
                                 --------------

                                     ASSETS

                                                                                              December 31,
                                                                                         2002               2001
                                                                                   ---------------    ----------

CURRENT ASSET
   Cash and cash equivalents                                                       $         1,450    $         8,359
                                                                                   ---------------    ---------------

     Total current asset                                                                     1,450              8,359
                                                                                   ---------------    ---------------

PROPERTY AND EQUIPMENT, net (Note 3)                                                        12,467                ---
                                                                                   ---------------    ---------------

       Total assets                                                                $        13,917    $         8,359
                                                                                   ===============    ===============

                       LIABILITY AND STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITY
   Accounts payable                                                                $         5,454    $           ---
                                                                                   ---------------    ---------------

       Total current liability                                                               5,454                ---
                                                                                   ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     1,893,000 and 1,000,000 shares issued and outstanding
     at December 31, 2002 and 2001, respectively                                             1,893              1,000
   Additional paid-in capital                                                               95,172             20,983
   Deficit accumulated during the development stage                                        (88,602)           (13,624)
                                                                                   ---------------    ----------------

       Total stockholders' equity                                                            8,463              8,359
                                                                                   ---------------    ---------------

         Total liability and stockholders' equity                                  $        13,917    $         8,359
                                                                                   ===============    ===============



            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                   Period July 10,   Period July 10,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------     -------------     -------------

REVENUES                                                           $         ---     $         ---     $         ---
                                                                   -------------     -------------     -------------

EXPENSES
   Legal and accounting                                                   13,038             1,641            14,679
   Compensation expense                                                   27,870            10,000            37,870
   Consulting                                                             27,000               ---            27,000
   General and administrative expenses                                     7,070             1,983             9,053
                                                                   -------------     -------------     -------------

   Total expenses                                                         74,978            13,624            88,602
                                                                   -------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   (74,978)          (13,624)          (88,602)

PROVISION FOR INCOME TAXES                                                   ---               ---               ---
                                                                   -------------     -------------     -------------

NET LOSS                                                           $     (74,978)    $     (13,624)    $     (88,602)
                                                                   =============     =============     =============


BASIC LOSS PER SHARE                                               $        (.07)    $       (.01)     $        (.09)
                                                                   =============     =============     =============

DILUTIVE LOSS PER SHARE                                            $        (.07)    $       (.01)     $        (.09)
                                                                   =============     =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                       1,039,106         1,000,000         1,026,458
                                                                   =============     =============     =============


            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ----------------------------------------------

           PERIOD JULY 10, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002
           -----------------------------------------------------------




                                                                                        Deficit
                                                                                      Accumulated
                                                 Common Stock             Additional     During
                                              -----------------------      Paid-In    Development
                                              Shares           Amount      Capital       Stage           Total
                                              ---------     ---------   -----------   -----------     -----------
BALANCE, July 10, 2001 (inception)                  ---     $     ---   $       ---   $       ---     $       ---

ISSUANCE OF COMMON STOCK, in July 2001        1,000,000         1,000         9,000           ---          10,000

ADDITIONAL PAID-IN CAPITAL, (in exchange
   for rent and compensation)                       ---           ---        11,983           ---          11,983

NET LOSS                                            ---           ---           ---       (13,624)        (13,624)
                                              ---------     ---------     ---------   -----------     -----------

BALANCE, December 31, 2001                    1,000,000         1,000        20,983       (13,624)          8,359

ISSUANCE OF COMMON STOCK, net of
   issuance cost of $14,928 in November
   2002                                         893,000           893        28,829           ---          29,722

ADDITIONAL PAID-IN CAPITAL, (in exchange
   for rent and compensation)                       ---           ---        32,070           ---          32,070

ADDITIONAL PAID-IN CAPITAL, (contributed
   by a stockholder)                                ---           ---        13,290           ---          13,290

NET LOSS                                            ---           ---           ---       (74,978)        (74,978)
                                              ---------     ---------   -----------   -----------     -----------

BALANCE, December 31, 2002                    1,893,000     $   1,893   $    95,172   $   (88,602)    $     8,463
                                              =========     =========   ===========   ===========     ===========




            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                   Period July 10,   Period July 10,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------     -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $      (74,978)    $     (13,624)    $     (88,602)
   Adjustments  to  reconcile  net loss to net cash used in
    operating activities
     Rent provided in exchange for additional paid-in capital              4,200             1,983             6,183
     Compensation provided in exchange for additional paid-in
     capital                                                              27,870            10,000            37,870
     Depreciation expense                                                    733               ---               733
     Changes in operating assets and liabilities
       Increase in accounts payable                                        5,454               ---             5,454
                                                                   -------------     -------------     -------------

         Net cash used in operating activities                           (36,721)           (1,641)          (38,362)
                                                                   -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                        (13,200)              ---           (13,200)
                                                                   -------------     -------------     -------------

         Net cash used in investing activities                           (13,200)              ---           (13,200)
                                                                   -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 29,722            10,000            39,722
   Additional paid-in capital contributed by stockholder                  13,290               ---            13,290
                                                                   -------------     -------------     -------------

         Net cash provided by financing activities                        43,012            10,000            53,012
                                                                   -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (6,909)            8,359             1,450

CASH AND CASH EQUIVALENTS, beginning of period                             8,359               ---               ---
                                                                   -------------     -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                           $       1,450     $       8,359     $       1,450
                                                                   =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                          $         ---     $         ---     $         ---
 Cash paid during the period for income taxes                      $         900     $         ---     $         900



            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 1 - COMPANY OPERATIONS

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001 to operate as a distributor of Internet filtering software. The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is in the process of developing a marketing plan to initiate the distribution of Internet filtering software. The Company currently has not generated any revenues from its distribution operations.

         Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses since its inception and had an accumulated deficit of $88,602 at December 31, 2002. Additionally, the Company has a working capital deficiency of $4,004. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. In addition, the Company has not been able to raise sufficient funds to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services, expand its customer base, and achieve profitability. The successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies are summarized as follows:

         Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is three years for computer equipment. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2002 and 2001, the carrying value of cash and cash equivalents approximates fair value due to the short term nature of such instruments.

         Revenue Recognition - As mentioned in Note 1 the Company plans on being a distributor of Internet filtering software. The Company plans on selling software products developed by other companies to end-users. Revenues will be recognized when an agreement has been signed, the fees are fixed and determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain.

         Loss Per Share of Common Stock - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for the period presented, there were no common stock equivalents.

         Accounting Pronouncements - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has not been affected by SFAS 141.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company has not been affected by SFAS 142.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 established standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections . SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires that capital leases which are modified such that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement will not impact net income, however, it will result in a reclassification of the extraordinary loss for reporting purposes in 2003. Such amounts will be reported as a separate component of income from continuing operations, and the earnings per share effects will not be disclosed on the face of the income statement.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                              December 31,
                                                                                         2002               2001
                                                                                   ---------------    ---------------

         Computer equipment                                                        $        13,200    $           ---

         Less: accumulated depreciation                                                       (733)               ---
                                                                                   ---------------    ---------------

                                                                                   $        12,467    $           ---
                                                                                   ===============    ===============


NOTE 4 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                   Period July 10,   Period July 10,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------     -------------     --------

         Federal taxes  (deferred)  capitalized  start-up costs
         for tax purposes                                          $     (34,500)    $      (5,500)    $     (40,000)
         Change in valuation account                                      34,500             5,500            40,000
                                                                   -------------     -------------     -------------

                                                                   $         ---     $         ---     $         ---
                                                                   =============     =============     =============


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                                                              December 31,
                                                                                         2002               2001
                                                                                   ---------------    ----------
         Deferred income taxes
             Capitalized start-up costs for tax purposes                           $        34,500    $         5,500
             Valuation allowance                                                           (34,500)            (5,500)
                                                                                   ---------------    ---------------

                                                                                   $           ---    $           ---
                                                                                   ===============    ===============

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the year ended December 31, 2002 and period ended December 31, 2001, the Company has recorded rent expense of $4,200 and $1,983, respectively which represents the Company's share of the office space being provided by the Company's president. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

         As mentioned in Note 1, the Company is in its development stage. For the year ended December 31, 2002 and period ended December 31, 2001, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $27,870 and $10,000 has been recorded, respectively. Additionally, approximately $13,290 of legal and accounting expenses were paid by the Company's President during the year ended December 31, 2002. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.


NOTE 6 - STOCKHOLDERS' EQUITY

         The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought. The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from to time.

         In July 2001, the Company issued 1,000,000 shares of its common stock to its founder in exchange for reimbursement of organizational costs and related expenses.

         In November, 2002, the Company issued 893,000 shares of common stock for cash consideration of $44,650. The Company incurred issuance costs of $14,928 in connection with this offering for a net proceeds of $29,722.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could disrupt our operations, reduce profits and hinder future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

===================== ============== ==========================================
Name                       Age       Position
--------------------- -------------- ------------------------------------------
Natalie Hoss               32        president, secretary and a director
--------------------- -------------- ------------------------------------------
Mary Thompson              34        treasurer and a director
===================== ============== ==========================================

Natalie Hoss. Ms. Hoss has been our president, secretary and one of our directors since inception. Ms. Hoss is responsible for our sales and business development. Ms. Hoss currently devotes approximately ten hours per week our operations, but intends to devote significant more time if we generate significant revenues. Since September 1993, Ms. Hoss has been employed as a teacher on special assignment, senior trainer, and support provider with the Centralia School District in Buena Park, California. Ms. Hoss is responsible for the development of intervention programs for impacted classrooms in nine elementary schools. As a senior trainer, Ms. Hoss oversees the District's new teacher program and trains veteran teachers to be support providers. Ms. Hoss is also a member of the Technology Team at Walter Knott Elementary School and is responsible for developing a budget for hardware and software related goods and services. Ms. Hoss' role also entails analyzing the school's needs for computers, peripheral equipment and training programs, in relation to the cost of implementation. We believe that Ms. Hoss' connections within the public education system will be a valuable asset in the development of our business. Ms. Hoss received her Bachelor of Arts in the field of liberal studies from the University of San Diego in 1992. In 1996, Ms. Hoss was awarded a Master's degree in the field of curriculum from National University. Ms. Hoss is not an officer or director of any reporting company.

Mary Thompson. Ms. Thompson has been our treasurer and one of our directors since inception. Ms. Thompson is responsible for our day to day operations, including the supervision of our financial accounts. Ms. Thompson currently devotes approximately five hours per week, but intends to devote significant more time if we generate significant revenues. Ms. Thompson has been employed as a teacher at the Centralia School District in Buena Park, California since 1997. Ms. Thompson teaches elementary grade students and serves as the faculty advisor for her school's Student Council. Ms. Thompson received her Bachelor of Arts from the University of California at Davis in 1992. In 1998, Ms. Thompson received a CLAD Multiple Subject Teaching Credential from National University. In 2000, Ms. Thompson earned her Master of Science in Education from National University. Ms. Thompson is not an officer or director of any reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2001 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Natalie Hoss - president, secretary          2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                             2002        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Mary Thompson - treasurer                    2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                             2002        None          None              None                    None
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of April 14, 2003, our officers have received no compensation for their services provided to us.

Employment Contracts. We anticipate that we will enter into an employment agreement with Natalie Hoss, although the exact nature and terms of the agreement have not been conclusively negotiated.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class              Name and Address of Beneficial        Amount and Nature of Beneficial          Percent of Class
                            Owner                                 Owner
------------------------    ----------------------------------    ------------------------------------     -------------------------
                            Natalie Hoss                                    500,000 shares                          26.4%
Common Stock                5109 River Avenue, Suite B              President, Secretary, Director
                            Newport Beach, CA  92663
                            Mary Thompson                                   500,000 shares                          26.4%
Common Stock                5109 River Avenue, Suite B                    Treasurer, Director
                            Newport Beach, CA  92663
                            All directors and named                        1,000,000 shares                         52.8%
Common Stock                executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Ms. Hoss, our president, secretary, one of our directors and a shareholder, currently provides office space to us at no charge. Ms. Hoss does not expect to be paid or reimbursed for providing office facilities. During the year ended December 31, 2002, and for the period from July 10, 2001 (inception) through December 31, 2001, we recorded rent expense of $4,200 and $1,983, respectfully, which represents our share of the office space being provided by Ms. Hoss.

Certain of our shareholders paid certain web hosting and professional fees on our behalf. The fees totaled $13,290 for the year ended December 31, 2002. The shareholders have waived reimbursement and we have considered the fees as additional paid-in capital.

For period from July 10, 2001 (inception) through December 31, 2002, our officers devoted time to our business development. Compensation expense totaling $27,870 and $10,000 has been recorded for the year ended December 31, 2002 and the period from July 10, 2001 (inception) through December 31, 2001, respectively. The officers have waived reimbursement and we have considered the amounts as additional paid in capital.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
----------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on January 23, 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

Item 14. Controls and Procedures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 14, 2003.

                                Filtering Associates, Inc.
                                a Nevada corporation


                                By:      /s/  Natalie Hoss
                                         ------------------------------------
                                         Natalie Hoss
                                Its:     principal executive officer
                                         president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/  Natalie Hoss                                    April 14, 2003
         --------------------------------------------
         Natalie Hoss
Its:     principal executive officer
         president, secretary and a director


By:      /s/  Mary Thompson                                   April 14, 2003
         --------------------------------------------
         Mary Thompson
Its:     principal accounting officer
         treasurer and a director

CERTIFICATIONS
---------------

I, Natalie Hoss, certify that:

1. I have reviewed this annual report on Form 10-KSB of Filtering Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

/s/ Natalie Hoss
-----------------------
Natalie Hoss, Chief Executive Officer

CERTIFICATIONS
--------------

I, Mary Thompson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Filtering Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003


/s/ Mary Thompson
-----------------------
Mary Thompson, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Filtering Associates, Inc. a Nevada corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Natalie Hoss, Chief Executive Officer of the Company, certifies to the best of her knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Natalie Hoss
--------------------------
Natalie Hoss
Chief Executive Officer
April 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Filtering Associates, Inc. a Nevada corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mary Thompson, Chief Financial Officer of the Company, certifies to the best of her knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Mary Thompson
--------------------------
Mary Thompson
Chief Financial Officer
April 14, 2003