Form 10QSB
period 2003-03-31
FILTERING ASSOCIATES INC
filed 2003-06-24
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

Commission File Number: 000-50004


                           Filtering Associates, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0976892
------                                                               ----------`
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               5109 River Avenue, Suite B, Newport Beach, California 92663
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.645.1075
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 23, 2003, there were 1,893,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                           ---------------------------

                                      INDEX
                                      -----



Financial Statements

    Condensed Balance Sheet as of March 31, 2003

    Condensed Statements of Operations for the three months ended March 31, 2003 and 2002, and the period July 10, 2001 (inception) through March 31, 2003

    Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and the period July 10, 2001 (inception) through March 31, 2003

    Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                           ----------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                 MARCH 31, 2003
                                 --------------
                                   (unaudited)
                                    ----------


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents                                  $          2,414
                                                              ----------------

     Total current assets                                                2,414
                                                              ----------------

PROPERTY AND EQUIPMENT, net                                             11,367
                                                              ----------------

       Total assets                                           $         13,781
                                                              ================


                       LIABILITY AND STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITY
   Accounts payable                                           $         11,951
   Due to related party                                                    303
                                                              ----------------

     Total current liability                                            12,254
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     1,893,000 shares issued and outstanding                             1,893
   Additional paid-in capital                                          105,097
   Deficit accumulated during the development stage                   (105,463)
                                                              ----------------

       Total stockholders' equity                                        1,527
                                                              ----------------

         Total liability and stockholders' equity             $         13,781
                                                              ================


 See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                            Period
                                                                                                         July 10, 2001
                                                                                                          (Inception)
                                                                    Three months ended March 31,            Through
                                                                 -----------------------------------       March 31,
                                                                       2003                2002               2003
                                                                 ---------------     ---------------     ---------------
REVENUES                                                         $           ---     $           ---     $           ---

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                               16,861              17,219             105,463
                                                                 ---------------     ---------------     ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   (16,861)            (17,219)           (105,463)

PROVISION FOR INCOME TAXES                                                   ---                 ---                 ---
                                                                 ---------------     ---------------     ---------------

NET LOSS                                                         $       (16,861)    $       (17,219)    $      (105,463)
                                                                  ==============      ==============      ==============

BASIC LOSS PER SHARE                                             $          (.01)    $          (.02)    $          (.10)
                                                                 ===============     ===============     ===============

DILUTIVE LOSS PER SHARE                                          $          (.01)    $          (.02)    $          (.10)
                                                                 ===============     ===============     ===============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                       1,893,000           1,000,000           1,064,299
                                                                 ===============     ===============     ===============


 See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                         Period
                                                                                                      July 10, 2001
                                                                                                       (inception)
                                                                  Three Months Ended March 31,          Through
                                                              -----------------------------------       March 31,
                                                                    2003                2002               2003
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES                          $       (16,861)    $       (17,219)    $      (105,463)
   Net loss
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Rent provided in exchange for additional paid-in
     capital                                                            1,050               1,050               7,233
     Compensation provided in exchange for additional
     paid-in capital                                                    7,875               5,120              45,745
     Depreciation expense                                               1,100                 ---               1,833
     Changes in operating assets and liabilities
       Increase in accounts payable                                     6,497               3,800              11,951
       Increase in due to related party                                   303                 ---                 303
                                                              ---------------     ---------------     ---------------

         Net cash used in operating activities                            (36)             (7,249)            (38,398)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         ---                 ---             (13,200)
                                                              ---------------     ---------------     ---------------

         Net cash used in investing activities                            ---                 ---             (13,200)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 ---                 ---              39,722
   Additional paid-in capital contributed                               1,000               7,249              14,290
                                                              ---------------     ---------------     ---------------

       Net cash provided by financing activities                        1,000               7,249              54,012
                                                              ---------------     ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 964                 ---               2,414

CASH AND CASH EQUIVALENTS, beginning of period                          1,450               8,359                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $         2,414     $         8,359     $         2,414
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---


 See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                 MARCH 31, 2003
                                 --------------

                                   (unaudited)




NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC).

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001 to operate as a distributor of Internet filtering software. The Company has elected a December 31st fiscal year end.

         The Company has experienced net losses since its inception and had an accumulated deficit of $105,463 at March 31, 2003. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods three months ended March 31, 2003 and 2002 and July 10, 2001 (inception) through March 31, 2003 consist of:

                                                                                                     Period
                                                                                                  July 10, 2001
                                                                                                   (Inception)
                                                           Three Months Ended March 31,              Through
                                                          2003                   2002             March 31, 2003
                                                  -------------------    -----------------     -----------------

Federal taxes (deferred) capitalized start-up
   costs for tax purposes                         $            (6,600)   $          (6,900)    $         (46,600)
Change in valuation account                                     6,600                6,900                46,600
                                                  -------------------    -----------------     -----------------

                                                  $               ---    $             ---     $             ---
                                                  ===================    =================     =================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2003 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                                       $          46,600
             Valuation allowance                                                                         (46,600)
                                                                                               -----------------

                                                                                               $             ---
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


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the period three months ended March 31, 2003, the Company has recorded rent expense of $1,050. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

         The Company's stockholders paid certain professional and administrative fees on behalf of the Company. These fees totaled $1,000 for the three months ended March 31, 2003. The stockholders have waived reimbursement and have considered them as additional paid-in capital.


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)


         As mentioned in Note 1, the Company is in its development stage. For the three months ended March 31, 2003, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $7,875 has been recorded for the period. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

FOR THE THREE MONTHS ENDED  MARCH 31, 2003.
-------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $13,781 as of March 31, 2003, which consisted of cash and cash equivalents of $2,414 and property and equipment with a net value of $11,367. We believe that our available cash is sufficient to pay our day-to-day expenditures, with the assistance of our officers and directors.

Our current liabilities were $12,254 as of March 31, 2003, of which $11,951 was represented by accounts payable and $303 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of March 31, 2003.

RESULTS OF OPERATIONS.

REVENUE. For the three months ended March 31, 2003, we realized no revenues from our inception on July 10, 2001 through March 31, 2003. We hope to generate revenues as we develop our customer base.

OPERATING EXPENSES. For the three months ended March 31, 2003, our total operating expenses were $16,861, making our net loss from operations for the three month period ending March 31, 2003 also a total of $16,861. This is in comparison to our operating expenses of $17,219 for the three months ended March 31, 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to generate revenues after the development of our website is complete. Any revenues generated will be used to expand our product and service offerings.

We have cash of $2,414 as of March 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months, and will rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $1,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

                                              Filtering Associates, Inc.,
                                              a Nevada corporation



June 23, 2003                        By:      /s/ Natalie Hoss
                                              ---------------------------------
                                              Natalie Hoss
                                     Its:     president

CERTIFICATIONS
--------------

I, Natalie Hoss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Filtering Associate, Inc.

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

Date: June 23, 2003

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

Date: June 23, 2003

/s/ Mary Thompson
----------------------
Mary Thompson
Chief Financial Officer