Form 10QSB
period 2003-06-30
FILTERING ASSOCIATES INC
filed 2003-08-14
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------

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

                    18 Technology, Suite 208, Irvine California 92614
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.510.9645
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003, there were 2,593,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements

    Condensed Balance Sheet as of June 30, 2003

    Condensed Statements of Operations for the three months and six months ended June 30, 2003 and 2002, and the period July 10, 2001 (inception) through June 30, 2003

    Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and the period July 10, 2001 (inception) through June 30, 2003

    Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2003

                                   (unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents                                   $            378
                                                               ----------------

     Total current assets                                                   378
                                                               ----------------

PROPERTY AND EQUIPMENT, net                                               9,167
                                                               ----------------

       Total assets                                            $          9,545
                                                               ================


                       LIABILITY AND STOCKHOLDERS' DEFICIT
                       -----------------------------------
CURRENT LIABILITY
   Accounts payable                                            $         20,062
   Due to related party                                                     303
                                                               ----------------

     Total current liability                                             20,365
                                                               ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     1,893,000 shares issued and outstanding                              1,893
   Additional paid-in capital                                           114,272
   Deficit accumulated during the development stage                    (126,985)
                                                               ----------------

       Total stockholders' deficit                                      (10,820)
                                                               ----------------

         Total liability and stockholders' deficit             $          9,545
                                                               ================


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                                                         Period
                                                                                                                      July 10, 2001
                                                                                                                       (Inception)
                                                Three months ended June 30,           Six months ended June 30,         Through
                                              -------------------------------     -------------------------------        June 30,
                                                   2003              2002              2003              2002             2003
                                              -------------     -------------     -------------     -------------     -------------
REVENUES                                      $         ---     $         ---     $         ---     $         ---     $         ---

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          21,522            13,395            38,383            23,385           126,985
                                              -------------     -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (21,522)          (13,395)          (38,383)          (23,385)         (126,985)

PROVISION FOR INCOME TAXES                              ---               ---               ---               ---               ---
                                              -------------     -------------     -------------     -------------     -------------

NET LOSS                                      $     (21,522)    $     (13,395)    $     (38,383)    $     (23,385)    $    (126,985)
                                              =============     =============     =============     =============     =============

BASIC LOSS PER SHARE                          $        (.01)    $        (.01)    $        (.02)    $        (.02)    $        (.12)
                                              =============     =============     =============      ============     ==============

DILUTIVE LOSS PER SHARE                       $        (.01)    $       (.01)     $        (.02)    $        (.02)    $        (.12)
                                              =============     =============     =============     =============     ==============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             1,893,000         1,000,000         1,893,000         1,000,000         1,092,928
                                              =============     =============     =============     =============     =============


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                         Period
                                                                                                      July 10, 2001
                                                                                                       (inception)
                                                                    Six Months Ended June 30,            Through
                                                              -----------------------------------       June 30,
                                                                    2003                2002               2003
                                                              ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $       (38,383)    $       (23,385)    $      (126,985)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Rent provided in exchange for additional paid-in
     capital                                                            2,100               2,100               8,283
     Compensation provided in exchange for additional
     paid-in capital                                                   16,000              11,620              53,870
     Depreciation expense                                               3,300                 ---               4,033
     Changes in operating assets and liabilities
       Increase in inventory                                              ---                (324)                ---
       Increase in accounts payable                                    14,608               9,555              20,062
       Increase in due to related party                                   303                 ---                 303


         Net cash used in operating activities                         (2,072)               (434)            (40,434)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         ---                 ---             (13,200)
                                                              ---------------     ---------------     ---------------

         Net cash used in investing activities                            ---                 ---             (13,200)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 ---                 ---              39,722
   Fundraising costs                                                      ---             (14,015)                ---
   Additional paid-in capital contributed                               1,000               7,249              14,290
                                                              ---------------     ---------------     ---------------

       Net cash provided by (used in) financing
       activities                                                       1,000              (6,766)             54,012
                                                              ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,072)             (7,200)                378

CASH AND CASH EQUIVALENTS, beginning of period                          1,450               8,359                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $           378     $         1,159     $           378
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (unaudited)



NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC).

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001 to operate as a distributor of Internet filtering software. The Company has elected a December 31st fiscal year end.

         The Company has experienced net losses since its inception and had an accumulated deficit of $126,985 at June 30, 2003. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods six months ended June 30, 2003 and 2002 and July 10, 2001 (inception) through June 30, 2003 consist of:

                                                                                                       Period
                                                                                                    July 10, 2001
                                                            Six Months Ended June 30,                (Inception)
                                                  ------------------------------------------           Through
                                                          2003                   2002               June 30, 2003
                                                  -------------------   --------------------     -------------------

Federal taxes (deferred) capitalized start-up
   costs for tax purposes                         $           (14,500)   $            (6,900)    $           (49,500)
Change in valuation account                                    14,500                  6,900                  49,500
                                                  -------------------    -------------------     -------------------

                                                  $               ---    $               ---     $               ---
                                                  ===================    ===================     ===================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2003 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes    $            49,500
             Valuation allowance                                        (49,500)
                                                            -------------------

                                                            $               ---
                                                            ===================

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


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the three months and six months ended June 30, 2003, the Company has recorded rent expense of $1,050 and $2,100, respectively. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

         As mentioned in Note 1, the Company is in its development stage. For the three months and six months ended June 30, 2003, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $7,875 and $16,000, has been recorded for the periods, respectively. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

NOTE 4 - SUBSEQUENT EVENTS

         On August 8, 2003, the president of the Company purchased 200,000 shares of common stock for $10,000 to provide working capital to the Company. As a result of this transaction, the president directly and personally owns 1,180,000 shares of the common stock which comprises 45.5% of the Company's total issued and outstanding shares.

         On August 8, 2003, an officer of the Company purchased 500,000 shares of common stock for $25,000 to provide working capital to the Company. As a result of this transaction, the officer directly and personally owns 500,000 shares of the common stock which comprises 19.3% of the Company's total issued and outstanding shares.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

We are a development stage company and have not earned any revenues to date. We currently are a reseller of Internet content filtering and blocking software that is produced by DF3 Technologies LLC. We have a non-exclusive reselling agreement with DF3 Technologies LLC to sell their software. Using software that we sell, objectionable websites can be blocked from being viewed on a user's computer. Our product filters Internet content to permit users to access appropriate materials without retrieving adult or objectionable content. Our filtering products enable school, business and other customers to limit access to the Internet by allowing them to block various content-based categories, such as pornography, hate speech, bomb construction, and gambling and games.

We have been attempting to sell our filtering software to business organizations, schools, libraries and private homes in the geographic area of California, specifically Los Angeles and Orange County, although we have not been successful to date.

We recently began discussions with a third party manufacturer to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash drives that can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk. A flash drive can be plugged into any computer USB port, which we believe allows the host computer to automaticlly detect it as another removeable drive, allowing the user to read, write, copy, delete and move data from a hard disk drive. We believe that this device allows the user to easily play MP3 files, run applications or view videos directly from the USB flash memory drive. Our management believes that there will be a growing market for this type of device because it is small and compact, and comes in various storage capacities, does not require any battery, software or cables and it is compatible with IBM PC/compatible desktop and laptop computers with USB or USB 2.0 port.

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $9,545 as of June 30, 2003, which consisted of cash and cash equivalents of $378 and property and equipment with a net value of $9,167. In August 2003, we sold 700,000 shares of our common stock for $35,000. We believe that our available cash is sufficient to pay our day-to-day expenditures, with the assistance of our officers and directors.

Our current liabilities were $20,365 as of June 30, 2003, of which $20,062 was represented by accounts payable and $303 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of June 30, 2003.


FOR THE THREE MONTHS ENDED JUNE 30, 2003.
-----------------------------------------

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through June 30, 2003. We hope to generate revenues as we develop our customer base.

Operating Expenses. For the three months ended June 30, 2003, our total operating expenses were $21,522 making our net loss from operations for the three month period ending June 30, 2003 also a total of $21,522. This is in comparison to our operating expenses of $13,295 for the three months ended June 30, 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

FOR THE SIX MONTHS ENDED JUNE 30, 2003.
---------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the six months ended June 30, 2003, we realized no revenues from our inception on July 10, 2001 through June 30, 2003. We hope to generate revenues as we develop our customer base.

OPERATING EXPENSES. For the six months ended June 30, 2003, our total operating expenses were $38,383 making our net loss from operations for the three month period ending June 30, 2003 also a total of $38,383. This is in comparison to our operating expenses of $23,385 for the six months ended June 30, 2002. Our operating expenses increased because are exploring new products to market. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

RESULTS OF OPERATIONS.

REVENUE. For the six months ended June 30, 2003, we realized no revenues from our inception on July 10, 2001 through June 30, 2003. We hope to generate revenues as we develop our customer base.

OPERATING EXPENSES. For the six months ended June 30, 2003, our total operating expenses were $16,861 making our net loss from operations for the three month period ending June 30, 2003 also a total of $16,861. This is in comparison to our operating expenses of $17,219 for the six months ended June 30, 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We recently began discussions with a third party manufacturer to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash drives that can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk.

We have cash of $378 as of June 30, 2003, and in August 2003, we sold 700,000 shares of our common stock to two of our officers for $35,000. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $1,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to develop our own brand of USB flash memory drives. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,690,000 shares of our common stock, which equals approximately 65.2% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future, although we may incure some costs related to the development of the USB flash drive. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

None. None during the period covered by this report. However, subsequent to the reporting period ending June 30, 2003, on July 22, 2003, Mr. Kevin Frost and
Mr. Kevin Wiggins were appointed as officers and directors, as reported on our Form 8-K filed July 29, 2003. On August 8, 2003, Mr. Frost purchased 200,000 shares of our common stock for $10,000 and Mr. Wiggins purchased 500,000 shares of our common stock for $25,000, as reported on our Form 8-K filed August 12, 2003. We also anticipate adding flash drives to the products we intend to offer, as described herein.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Filtering Associates, Inc.,
                                              a Nevada corporation



August 13, 2003                      By:      /s/  Kevin Frost
                                              ---------------------------------
                                              Kevin Frost
                                     Its:     president

CERTIFICATIONS
--------------

I, Kevin Frost, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Filtering Associates, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 13, 2003

/s/ Kevin Frost
----------------------
Kevin Frost
Chief Executive Officer

CERTIFICATIONS
-------------

I, Edward Wiggins, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Filtering Associates, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 13, 2003

/s/ Edward Wiggins
----------------------
Edward Wiggins
Chief Financial Officer