Form 10QSB
period 2003-09-30
FILTERING ASSOCIATES INC
filed 2003-11-14
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                              ----------------  ----------------

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

                                  949.510.9647
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2003, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements

    Condensed Balance Sheet as of September 30, 2003

    Condensed Statements of Operations for the three months and nine months ended September 30, 2003 and 2002, and the period July 10, 2001 (inception) through September 30, 2003

    Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and the period July 10, 2001 (inception) through September 30, 2003

    Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents                                  $         40,447
   Deposits                                                              5,000
                                                              ----------------

     Total current assets                                               45,447
                                                              ----------------

PROPERTY AND EQUIPMENT, net                                              6,967
                                                              ----------------

       Total assets                                           $         52,414
                                                              ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                           $         14,330
   Due to related party                                                  1,060
                                                              ----------------

     Total current liabilities                                          15,390
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     2,873,000 shares issued and outstanding                             2,873
   Additional paid-in capital                                          186,142
   Stock subscription receivable from an officer                       (10,000)
   Deficit accumulated during the development stage                   (141,991)
                                                              ----------------

       Total stockholders' equity                                       37,024
                                                              ----------------

         Total liabilities and stockholders' equity           $         52,414
                                                              ================


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                                                                         Period
                                                                                                                     July 10, 2001
                                                                                                                      (Inception)
                                              Three months ended September 30,    Nine months ended September 30,       Through
                                              --------------------------------    -------------------------------     September 30,
                                                   2003              2002              2003              2002              2003
                                              -------------     -------------     -------------     -------------     -------------
REVENUES                                      $         ---     $         ---     $         ---     $         ---     $         ---

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          13,903            11,141            53,389            34,256           141,991
                                              -------------     -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (13,903)          (11,141)          (53,389)              ---          (141,991)

PROVISION FOR INCOME TAXES                              ---               ---               ---               ---               ---
                                              -------------     -------------     -------------     -------------     -------------

NET LOSS                                      $     (13,903)    $     (11,141)    $     (53,389)    $     (34,256)    $    (141,991)
                                              =============     =============     =============     =============     =============

BASIC AND DILUTIVE LOSS PER SHARE             $       (.01)     $       (.01)     $       (.03)     $        (.03)    $        (.10)
                                              =============     =============     =============     =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             2,251,696         1,000,000         2,013,879         1,000,000         1,395,248
                                              =============     =============     =============     =============     =============


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                         Period
                                                                                                      July 10, 2001
                                                                                                       (inception)
                                                                 Nine Months Ended September 30,         Through
                                                              -----------------------------------     September 30,
                                                                    2003                2002                2003
                                                              ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $       (53,389)    $       (34,526)    $      (141,991)
   Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities
     Rent provided in exchange for additional paid-in
     capital                                                            3,150               3,150               9,333
     Executive services provided in exchange for
     additional paid-in capital                                        24,000              19,870              48,724
     Professional and administrative fees paid for by
     the stockholders in exchange for additional paid-in
     capital                                                              ---              13,146              13,146
     Depreciation expense                                               5,500                 ---               6,233
     Changes in operating assets and liabilities
       Increase in deposits                                            (5,000)                ---              (5,000)
       Increase in inventory                                              ---                (324)                ---
       Increase in accounts payable                                     8,876               6,126              14,330
       Increase in due to related party                                 1,060                 ---               1,060
                                                              ---------------     ---------------     ---------------

         Net cash provided by (used in) operating
         activities                                                   (15,803)              7,442             (54,165)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         ---                 ---             (13,200)
                                                              ---------------     ---------------     ---------------

         Net cash used in investing activities                            ---                 ---             (13,200)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                              53,000                 ---              92,722
   Fundraising costs                                                      ---             (14,928)                ---
   Proceeds from additional paid-in capital                             1,800                 ---              15,090
                                                              ---------------     ---------------     ---------------

       Net cash provided by (used in) financing
       activities                                                      54,800             (14,928)            107,812
                                                              ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   38,997              (7,486)             40,447

CASH AND CASH EQUIVALENTS, beginning of period                          1,450               8,359                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $        40,447     $           873     $        40,447
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (unaudited)





NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC).

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001. The Company has elected a December 31st fiscal year end.

         The Company has experienced net losses since its inception and had an accumulated deficit of $141,991 at September 30, 2003. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods three and nine months ended September 30, 2003 and 2002, and the period July 10, 2001 (inception) through September 30, 2003 consist of:

                                                                                                                        Period
                                                                                                                      July 10, 2001
                                                                                                                      (Inception)
                                              Three months ended September 30,    Nine months ended September 30,        Through
                                              -------------------------------     -------------------------------     September 30,
                                                   2003              2002              2003              2002            2003
                                              -------------     -------------     --------------    -------------   -------------
Federal taxes (deferred) net operating loss   $       5,500     $       3,400     $      21,300     $      10,400     $      56,700
Change in valuation account                          (5,500)           (3,400)          (21,300)          (10,400)          (56,700)
                                              -------------     -------------     -------------     -------------     -------------

                                              $         ---     $         ---     $         ---     $         ---     $         ---
                                              =============     =============     =============     =============     =============

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2003 are as follows:


         Deferred income taxes
             Net operating loss carryforwards                                                       $      56,700
             Valuation allowance                                                                          (56,700)
                                                                                                    -------------

                                                                                                    $         ---
                                                                                                    =============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of September 30, 2003.

         The Company has net operating loss carryforwards of approximately $140,000 for federal and state reporting purposes which expire at various dates through 2022.


NOTE 3 - STOCKHOLDERS' EQUITY

         On August 8, 2003, the president of the Company purchased 200,000 shares of common stock for $10,000 to provide working capital to the Company. The $10,000 is included as stock subscription receivable from an officer as of September 30, 2003.

         On August 8, 2003, an officer of the Company purchased 500,000 shares of common stock for $25,000 to provide working capital to the Company.

         On September 30, 2003, the Company issued 280,000 shares of common stock in exchange for $28,000 cash.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

We market USB flash memory drives, which are devices that can be used to access and transport data. Our flash drives can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk. A flash drive can be plugged into any computer USB port, which we believe allows the host computer to automatically detect it as another removable drive, allowing the user to read, write, copy, delete and move data from a hard disk drive. We believe that this device allows the user to easily play MP3 files, run applications or view videos directly from the USB flash memory drive. Our management believes that there will be a growing market for this type of device because it is small and compact, and comes in various storage capacities, does not require any battery, software or cables and it is compatible with IBM PC/compatible desktop and laptop computers with USB or USB 2.0 port.

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $52,414 as of September 30, 2003, which consisted of cash and cash equivalents of $40,447, deposits of $5,000 and property and equipment with a net value of $6,967. The deposit of $5,000 was given to one of our suppliers who is manufacturing our USB flash drives. In August 2003, we sold 700,000 shares of our common stock for $35,000 to two of our officers. In September 2003, we sold 280,000 shares of our common stock for $28,000 to three investors pursuant to Rule 506 Regulation D of the Act. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $15,390 as of September 30, 2003, of which $14,330 was represented by accounts payable and $1,060 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of September 30, 2003.

FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2003.
-----------------------------------------------

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through September 30, 2003, although we have recently changed our product line to indude the USB flash drives, which we believe will allow us to generate significant revenues in 2004 as we develop our customer base.

OPERATING EXPENSES. For the three months ended September 30, 2003, our total operating expenses were $13,903, making our net loss from operations for the three month period ending September 30, 2003 also a total of $13,903. This is in comparison to our operating expenses of $11,141 for the three months ended September 30, 2002. Our expenses in for the period ended September 30, 2003 are slightly higher than those for the same period ended in 2002, which is due to the change in our management and implementation of our new product line. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

FOR THE NINE MONTHS ENDED  SEPTEMBER 30, 2003.
----------------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the nine months ended September 30, 2003, we realized no revenues.

OPERATING EXPENSES. For the nine months ended September 30, 2003, our total operating expenses were $53,389, making our net loss from operations for the nine month period ending September 30, 2003 also a total of $53,389. This is in comparison to our operating expenses and net loss from operations of $34,256 for the nine months ended September 30, 2002. Our operating expenses increased because we are adding the USB flash drives as our core product line. We anticipate that we will begin to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must continue to develop our product line of USB flash drives, market and sell those products and develop our brand image. We believe that we will be able to generate revenues during 2004. Any revenues generated will be used to expand our product and service offerings.

We have cash and equivalents totaling $40,447 as of September 30, 2003. In August 2003, we sold 700,000 shares of our common stock to two of our officers for $35,000. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $4,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than those anticipated monthly costs and the costs of developing our new product line, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to develop our new product line. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,680,000 shares of our common stock, which equals approximately 58.5% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
-----------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b)      Reports on Form 8-K

         On July 29, 2003, we filed a Form 8-K for July 22, 2003 announcing a change in our management. The Form 8-K included Item 1 - Changes in Control, reporting the appointment of our new President and director, Kevin Frost, who owns 980,000 shares, which consisted of 51.8% of our then issued and outstanding common stock, the appointment of Edward Wiggins as our Treasurer and director, and the resignation of Mary Thompson as one of our directors. The Form 8-K included Item 5 - Other Events, reporting our new corporate address and telephone number, and
         Item 6 - Resignation of Registrant's Directors and Exhibit 17, a copy of Ms. Thompson's resignation.

         On August 29, 2003 we filed a Form 8-K for August 28, 2003 announcing the resignation of Natalie Hoss as one of our directors. The Form 8-K included Item 6 - Resignation of Registrant's Directors, and Exhibit 17, a copy of Ms. Hoss' resignation.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Filtering Associates, Inc.,
                                               a Nevada corporation



November 13, 2003                     By:      /s/  Kevin Frost
                                               ----------------------------
                                               Kevin Frost
                                      Its:     President