Form 10KSB
period 2003-12-31
FILTERING ASSOCIATES INC
filed 2004-04-02
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                  -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                           -----------      -------------

Commission File Number: 000-50004

                           Filtering Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                33-0976892
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

18 Technology, Suite 208, Irvine California                               92614
--------------------------------------------------------- ----------------------
(Address of principal executive offices)                             (Zip Code)


                                  949.510.9647
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------

              None                                       None

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (X) Yes    ( )  No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2004, approximately $119,300.

As of March 30, 2004, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                       ( )   Yes         (X)    No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. We were incorporated in Nevada on July 10, 2001.

OUR BUSINESS. We market USB flash memory drives by means of its website. USB flash memory drives are computer peripheral devices that can be used to access and transport data. Our management believes that there will be a growing market for this type of device because it is small and compact, comes in various storage capacities, does not require any battery, software or cables and it is compatible with IBM PC/compatible desktop and laptop computers with USB or USB
2.0 ports.

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

OUR PRODUCTS. We market and sell USB flash memory drives, under our brand name of "Filter Drives." A USB flash memory drive can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk. The Filter Drive USB flash drive is a "plug and play" device, which means it may be plugged into any USB port and the computer will automatically detect it as another removable drive, allowing the user to read, write, copy, delete and move data from a hard disk drive to or from the flash drive.

Our management believes that our products have many applications, including allowing the user to play MP3 files, run applications or view videos directly from a Filter Drive. A Filter Drive also supports flash ROM (EEPROM) for ISP (In-System Programming) applications. In addition, the user can change or update their Filter Drive USB flash drive firmware anytime and anywhere through a USB port. To enhance security, a Filter Drive can be used as a key to valuable information on the user's hard disk drive. Without the key, i.e., the Filter Drive, the data is not accessible.

Our management also believes the size and utility of Filter Drives will make them a popular product. For example, Filter Drives are compact enough to be carried anywhere, such as on a key chain, yet the devices come in various storage capacities of 16MB, 32MB, 64MB, 128MB, 256MB, 512MB, 1GB and 2GB. Therefore, users are not required to carry an entire laptop computer to transport larger files. The Filter Drive does not require any battery, nor does it need any software or cables and it is compatible with IBM PC / compatible desktop and laptop computers with a USB or USB 2.0 port. The USB 2.0 Flash Memory Filter Drive has the advantage of high-speed data transferring between multiple desktop PC's. With its USB 2.0 (Backwards compatible with USB1.1) transfer speeds of up to 8MB/Sec, the USB 2.0 Flash Memory Filter Drives will transfer files to and from a computer at speeds higher than traditional USB2.0 devices or USB 1.1 Devices. Filter Drives also offer driverless installation for Windows XP, 2000, ME, Mac 9.x and above, and for Linux 2.4.1 and above.

OUR WEBSITE WWW.FILTERDRIVE.COM. Our website provides product ordering information along with contact information including our address, telephone number and e-mail address. Our website also provides sales prospects with relevant product information.

OUR TARGET MARKETS AND MARKETING STRATEGY. Our objective is to market our products to computer users who increasingly need portable computer storage media, such as our flash memory drive components offer. We expect to market the products that we sell using a variety of tactics, including:

    o Direct Marketing. Traditional direct mail and e-mail messages will be targeted at qualified sales prospects.
    o Online Marketing. Our website, WWW.FILTERDRIVE.COM, is used to provide sales prospects with relevant product information. By maximizing the self-service sales potential of our website, we hope to lower our overall cost of sales.
    o Trade Shows. We intend to attend industry events to build awareness and generate sales leads. We hope to optimize our investment in event participation by attending shows in conjunction with proposed partnering organizations, such as companies that manufacture the products that we sell.
    o Advertising. We intend to utilize limited print and online advertising to target market niches and to complement the overall marketing strategy.

OUR COMPETITION. The market for flash memory drives is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product features such as durability capacity, reliability, and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies. Price competition is intense with the products that we sell. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

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

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations applied to businesses generally, such as payroll taxes on the state and federal levels. In general, our publications are not subject to particular regulatory requirements. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with any federal, state, or local regulation.

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

We own the Internet domain name www.filterdrive.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities, other than those activities related to our website. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into distribution relationships with third party manufacturers.

EMPLOYEES. As of December 31, 2003, we have no employees, other than our officers and directors. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

FACILITIES. Our executive, administrative and operating offices are located at 18 Technology, Suite 208 Irvine, California 92614. Kevin Frost, our president and one of our directors, provide our facilities at no charge. During the year ended December 31, 2003, and for the year ended December 31, 2002, we recorded rent expenses of $4,200 for each year, which represents our share of the office space being provided by the person serving as our president.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================= ==================== =============================
           PROPERTY            DECEMBER 31, 2003         DECEMBER 31, 2002
----------------------------- -------------------- -----------------------------
  Cash and cash equivalents         $39,969                    $1,450
----------------------------- -------------------- -----------------------------
 Property and equipment, net        $10,407                   $12,467
============================= ==================== =============================

OUR FACILITIES. Our executive, administrative and operating offices are approximately 200 square feet and are located at 18 Technology, Suite 208, Irvine California 92614. Mr. Frost, our president, secretary and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Frost does not expect to be paid or reimbursed for providing office facilities. We believe that our current offices are sufficient to meet our current and future needs. During the year ended December 31, 2003, and for the year ended December 31, 2002, we recorded rent expenses of $4,200 for each year, which represents our share of the office space being provided by the person serving as our president.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------

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

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. We have 2,873,000 shares of our common stock issued and outstanding as of December 31, 20003.

In September 2002, our registration statement on Form SB-2 was declared effective by the SEC, pursuant to which we to sold 893,000 shares of common stock. The approximate number of holders of record of shares of our common stock is forty-three. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 20,000 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

FOR THE YEAR ENDED  DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31,
2002.
----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $44,969 as of December 31, 2003, which consisted of cash and equivalents of $39,969 and a deposit of $5,000. We believe that our available cash is sufficient to pay our day-to-day expenditures. We also had $10,407 net in property and equipment as of December 31, 2003, making our total assets $55,376 as of December 31, 2003. This is in comparison to the year ended December 31, 2002, where we had $1,450 in cash and equivalents and net of property and equipment in the amount of $12,467.

Our current liabilities were $10,741 as of December 31, 2003, of which $9,681 was represented by accounts payable and $1,060 was due to an officer. We had no other liabilities and no long term commitments or contingencies as of December 31, 2003.

RESULTS OF OPERATIONS.

REVENUE. For the year ended December 31, 2003, we realized no revenues from our inception on July 10, 2001 through December 31, 2003. We hope to generate revenues as we implement our revised business plan and develop our customer base.

OPERATING EXPENSES. For the year ended December 31, 2003, our total operating expenses were approximately $64,828. This amount was represented by $20,725 in legal and accounting expenses, $32,000 in compensation expense, and $12,103 in general and administrative expenses. Therefore, our net loss from operations for the year ending December 31, 2003 was $64,828. This is in comparison to our operating expenses and a net loss of $74,978 for the year ended December 31, 2002, which was represented by $13,038 in legal and accounting expenses, $27,870 in compensation expense, $27,000 in consulting expenses and $7,070 in general and administrative expenses. Our net loss for the period from our inception on July 10, 2001 through December 31, 2003 was $153,430. The decrease in operating expenses was due primarily to the fact that we did not incur consulting expenses for the year ended December 31, 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we implement our revised business plan and expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to generate revenues now that our website is complete. Any revenues generated will be used to expand our product offerings. We recently began discussions with a third party manufacturer to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash memory drives that can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk.

We have cash of $39,969 as of December 31, 2003. In August 2003, we sold 700,000 shares of our common stock to two of our officers for $35,000, and sold an additional 280,000 shares for $28,000 in September 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $1,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,680,000 shares of our common stock, which equals approximately 64.8% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future, although we may incur some costs related to the development of the USB flash drive. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS
------------------------------

The financial statements required by Item 7 are presented in the following order:


                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX


Financial Statements and Notes

    Balance Sheets as of December 31, 2003 and 2002.................................................10

    Statements of Operations for the years ended December 31, 2003 and 2002, and the periods July 10, 2001 (inception) through December 31, 2001 and July 10,
    2001 (inception) through December 31, 2003......................................................11

    Statements of Changes in Stockholders' Equity for the years ended December
    31, 2003 and 2002, and the period July 10, 2001 (inception) through December
    31, 2001........................................................................................12

    Statements of Cash Flows for the for the years ended December 31, 2003 and
    2002, and the periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2003.........................................13

    Notes to Financial Statements................................................................ 14 - 19

                                                                 March 27, 2004

To the Board of Directors and Stockholders of Filtering Associates, Inc.

         We have audited the accompanying balance sheets of Filtering Associates, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Filtering Associates, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the periods July 10, 2001 (inception) through December 31, 2001 and July 10, 2001 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $64,828 during the year ended December 31, 2003 and has an accumulated deficit of $153,430 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                         Lesley, Thomas, Schwarz & Postma, Inc.
                                         A Professional Accountancy Corporation
                                         Newport Beach, California

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,
                                                                      2003               2002
                                                                ---------------    ---------------
CURRENT ASSET
   Cash and cash equivalents                                    $        39,969    $         1,450
   Deposit                                                                5,000                ---
                                                                ---------------    ---------------

     Total current asset                                                 44,969              1,450
                                                                ---------------    ---------------

PROPERTY AND EQUIPMENT, net (Note 3)                                     10,407             12,467
                                                                ---------------    ---------------

       Total assets                                             $        55,376    $        13,917
                                                                ===============    ===============

                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
   Accounts payable                                             $         9,681    $         5,454
   Due to officer                                                         1,060                ---
                                                                ---------------    ---------------

       Total current liability                                           10,741              5,454
                                                                ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     2,873,000 and 1,893,000 shares issued and outstanding
     at December 31, 2003 and 2002, respectively                          2,873              1,893
   Additional paid-in capital                                           195,192             95,172
   Deficit accumulated during the development stage                    (153,430)           (88,602)
                                                                ---------------    ---------------

       Total stockholders' equity                                        44,635              8,463
                                                                ---------------    ---------------

         Total liability and stockholders' equity               $        55,376    $        13,917
                                                                ===============    ===============





            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                PERIOD JULY 10,   PERIOD JULY 10,
                                                                                      2001              2001
                                                                                  (INCEPTION)       (INCEPTION)
                                               YEAR ENDED        YEAR ENDED         THROUGH           THROUGH
                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                  2003              2002               2001             2003
                                              -------------    --------------     -------------     -------------
REVENUES                                      $         ---    $          ---     $         ---     $         ---
                                              -------------    --------------     -------------     -------------

EXPENSES
   Legal and accounting                              20,725            13,038             1,641            35,404
   Compensation expense                              32,000            27,870            10,000            69,870
   Consulting                                           ---            27,000               ---            27,000
   General and administrative expenses               12,103             7,070             1,983            21,156
                                              -------------    --------------     -------------     -------------

   Total expenses                                    64,828            74,978            13,624           153,430
                                              -------------    --------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (64,828)          (74,978)          (13,624)         (153,430)

PROVISION FOR INCOME TAXES                              ---               ---               ---               ---
                                              -------------    --------------     -------------     -------------

NET LOSS                                      $     (64,828)   $     (74,978)     $     (13,624)    $    (153,430)
                                              =============    ==============     =============     =============


BASIC LOSS PER SHARE                          $        (.03)   $         (.07)    $        (.01)    $        (.10)
                                              =============    ==============     =============     =============

DILUTIVE LOSS PER SHARE                       $        (.03)   $         (.07)    $        (.01)    $        (.10)
                                              =============    ==============     =============     =============
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                         2,230,425         1,039,106         1,000,000         1,545,805
                                              =============    ==============     =============     =============




            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           PERIOD JULY 10, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003



                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                  COMMON STOCK             ADDITIONAL     DURING
                                           ----------------------------      PAID-IN    DEVELOPMENT
                                              SHARES           AMOUNT        CAPITAL       STAGE           TOTAL
                                           ------------     -----------   -----------   -----------     -----------
BALANCE, July 10, 2001 (inception)                  ---     $       ---   $       ---   $       ---     $       ---

ISSUANCE OF COMMON STOCK, in July 2001        1,000,000           1,000         9,000           ---          10,000

ADDITIONAL PAID-IN CAPITAL, (in exchange
   for rent and compensation)                       ---             ---        11,983           ---          11,983

NET LOSS                                            ---             ---           ---       (13,624)        (13,624)
                                           ------------     -----------   -----------   -----------     -----------

BALANCE, December 31, 2001                    1,000,000           1,000        20,983       (13,624)          8,359

ISSUANCE OF COMMON STOCK, net of
   issuance cost of $14,928 in November
   2002                                         893,000             893        28,829           ---          29,722

ADDITIONAL PAID-IN CAPITAL, (in exchange
   for rent and compensation)                       ---             ---        32,070           ---          32,070

ADDITIONAL PAID-IN CAPITAL, (contributed
   by a stockholder)                                ---             ---        13,290           ---          13,290

NET LOSS                                            ---             ---           ---       (74,978)        (74,978)
                                           ------------     -----------   -----------   -----------     -----------

BALANCE, December 31, 2002                    1,893,000           1,893        95,172       (88,602)          8,463

ISSUANCE OF COMMON STOCK, in August 2003        700,000             700        34,300           ---          35,000

ISSUANCE OF COMMON STOCK, in September
   2003                                         280,000             280        27,720           ---          28,000

ADDITIONAL PAID-IN CAPITAL, (in exchange
   for rent and compensation)                       ---             ---        36,200           ---          36,200

ADDITIONAL PAID-IN CAPITAL, (contributed
   by a stockholder)                                ---             ---         1,800           ---           1,800

NET LOSS                                            ---             ---           ---       (64,828)        (64,828)
                                           ------------     -----------   -----------   -----------     -----------

BALANCE, December 31, 2003                    2,873,000     $     2,873   $   195,192   $  (153,430)    $    44,635
                                           ============     ===========   ===========   ===========     ===========





            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                  PERIOD JULY 10,   PERIOD JULY 10,
                                                                                                        2001              2001
                                                                                                    (INCEPTION)       (INCEPTION)
                                                                 YEAR ENDED        YEAR ENDED         THROUGH           THROUGH
                                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                    2003              2002               2001             2003
                                                               --------------    --------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $     (64,828)    $     (74,978)    $     (13,624)    $    (153,430)
   Adjustments  to  reconcile  net loss to net cash used in
    operating activities
     Rent provided in exchange for additional paid-in capital           4,200             4,200             1,983            10,383
     Compensation provided in exchange for additional paid-in
     capital                                                           32,000            27,870            10,000            69,870
     Depreciation expense                                               4,538               733               ---             5,271
     Changes in operating assets and liabilities
       Increase in deposit                                             (5,000)              ---               ---            (5,000)
       Increase in accounts payable                                     4,227             5,454               ---             9,681
       Increase in due to officer                                       1,060               ---               ---             1,060
                                                                -------------     -------------     -------------     -------------

         Net cash used in operating activities                        (23,803)          (36,721)           (1,641)          (62,165)
                                                                -------------     -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                      (2,478)          (13,200)              ---           (15,678)
                                                                -------------     -------------     -------------     -------------

         Net cash used in investing activities                         (2,478)          (13,200)              ---           (15,678)
                                                                -------------     -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                              63,000            29,722            10,000           102,722
   Additional paid-in capital contributed by stockholder                1,800            13,290               ---            15,090
                                                                -------------     -------------     -------------     -------------

         Net cash provided by financing activities                     64,800            43,012            10,000           117,812
                                                                -------------     -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   38,519            (6,909)            8,359            39,969

CASH AND CASH EQUIVALENTS, beginning of period                          1,450             8,359               ---               ---
                                                                -------------     -------------     -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                        $      39,969     $       1,450     $       8,359     $      39,969
                                                                =============     =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                       $         ---     $         ---     $         ---     $         ---
 Cash paid during the period for income taxes                   $         800     $         900     $         ---     $       1,700




            See the accompanying notes to these financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE 1 - COMPANY OPERATIONS

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001. The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is in the process of developing a marketing plan to initiate the distribution of computer peripheral devices. The Company currently has not generated any revenues from its distribution operations.

         GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses since its inception and had an accumulated deficit of $153,430 at December 31, 2003. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. In addition, the Company has not been able to raise sufficient funds to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services, expand its customer base, and achieve profitability. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2003 and 2002, the carrying value of cash and cash equivalents approximates fair value due to the short-term nature of such instruments.

         REVENUE RECOGNITION - As mentioned in Note 1, the Company plans on being a distributor of computer peripheral devices. The Company plans on selling computer peripheral devices developed by other companies to end-users. Revenues will be recognized when an agreement has been signed, the fees are fixed and determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain.

         LOSS PER SHARE OF COMMON STOCK - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for the period presented, there were no common stock equivalents.

         ACCOUNTING PRONOUNCEMENTS - On January 1, 2003, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not been affected by SFAS No. 143.

         On January 1, 2003, FASB issued Interpretation No. 45, Guarantor's "Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others", which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. Interpretation No. 45 did not have an impact on the Company's results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not have variable interest entries as of December 31, 2003. The adoption of Interpretation No. 46 did not have an impact on the Company's results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have an impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatory redeemable non-controlling interests in consolidated limited-life subsidiaries. The Company does not have any interest in limited-life entities as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have an impact on the Company's results of operations or financial position.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                       2003             2002
                                                  ------------    -------------

         Computer equipment                       $     15,678    $      13,200

         Less: accumulated depreciation                 (5,271)            (733)
                                                  ------------    -------------

                                                  $     10,407    $      12,467
                                                  ============    =============

NOTE 4 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                             PERIOD JULY 10,   PERIOD JULY 10,
                                                                                                  2001             2001
                                                                                               (INCEPTION)      (INCEPTION)
                                                                                                 THROUGH          THROUGH
                                                                     YEAR ENDED DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                                      2003          2002           2001            2003
                                                                  ------------  ------------   -----------     -----------
         Federal taxes  (deferred)  capitalized  start-up costs
         for tax purposes                                          $   (29,800   $   (34,500)  $    (5,500)    $   (69,800)
         Change in valuation account                                    29,800        34,500         5,500          69,800
                                                                   -----------   -----------   -----------     -----------

                                                                   $       ---   $       ---   $       ---     $       ---
                                                                   ===========   ===========   ===========     ===========

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                               DECEMBER 31,
                                                            2003        2002
                                                        ----------  -----------

     Deferred income taxes
         Capitalized start-up costs for tax purposes    $   29,800  $    34,500
         Valuation allowance                               (29,800)     (34,500)
                                                        ----------  -----------

                                                        $      ---  $       ---
                                                        ==========  ===========

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2003 and 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the years ended December 31, 2003, 2002 and period ended December 31, 2001, the Company has recorded rent expense of $4,200, $4,200 and $1,983, respectively which represents the Company's share of the office space being provided by the Company's president. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

           As mentioned in Note 1, the Company is in its development stage. For the years ended December 31, 2003 and 2002 and period ended December 31, 2001, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $32,000, $27,870 and $10,000 has been recorded, respectively. Additionally, approximately $13,290 of legal and accounting expenses were paid by the Company's President during the year ended December 31, 2002. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.


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

         In August, 2003 the Company issued 700,000 shares of common stock for cash consideration of $35,000.

         In September, 2003 the Company issued 280,000 shares of common stock for cash consideration of $28,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

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

Our directors and principal executive officers are as specified on the following table:

===================== ============== ==========================================
NAME                       AGE       POSITION
--------------------- -------------- ------------------------------------------
Kevin Frost                35        president and a director
--------------------- -------------- ------------------------------------------
Edward Wiggins             32        treasurer and a director
===================== ============== ==========================================

KEVIN FROST. Mr. Frost has been our President and a director since July 2003. Mr. Frost is responsible for our day to day operations and sales. Prior to joining us, Mr. Frost was the managing partner of Odyssey Industries, a distributor of wireless products, where he managed all of the day to day operations from 2000 to 2003. From 1991 to 2000, Mr. Frost was the Sales Manager for Telecell Inc., where he managed six sales executives and major corporate accounts including Disney, Disney Productions, Dreamworks, Southern California Edison, and City of Los Angeles Employees. Mr. Frost has an Associate of Arts Degree from Coastline College which he received in 1991. Mr. Frost is not an officer or director of any other reporting company.

EDWARD WIGGINS. In July 2003, Mr. Wiggins was appointed as our Chief Financial Officer and a director. Prior to joining us, Mr. Wiggins had own and operated Body Rhythms, a company that distributes and sells holistic health care products. In May 2003, Mr. Wiggins recently earned a Masters of Law (LLM) in Comparative Law at the University of San Diego, School of Law. From 1999 to 2002, Mr. Wiggins attended the University of London, Guildhall and earned an LLB in Business Law. Mr. Wiggins also holds Bachelor of Arts in History from California State University, at Chico. Mr. Wiggins is also working towards a license to practice law in the State of California. He is not an officer or director of any other reporting company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2003 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================== ====== ==================================== ================================================== ===============
                                     ANNUAL COMPENSATION                       LONG TERM COMPENSATION
--------------------- ------ ------------------------------------ -------------------------------------------------- ---------------
  NAME AND PRINCIPAL  YEAR   SALARY   BONUS      OTHER ANNUAL                    AWARDS                   PAYOUTS       ALL OTHER
       POSITION                ($)     ($)     COMPENSATION ($)                                                        COMPENSATION
--------------------- ------ -------- ------- ------------------- ------------------------------------- ------------ ---------------
                                                                    RESTRICTED         SECURITIES          LTIP
                                                                   STOCK AWARDS        UNDERLYING       PAYOUTS ($)
                                                                       ($)          OPTIONS/SARS (#)
--------------------- ------ -------- ------- ------------------- --------------- --------------------- ------------ ---------------
Natalie Hoss - former 2002    None     None          None              None               None             None            None
president, secretary
--------------------- ------ -------- ------- ------------------- --------------- --------------------- ------------ ---------------
                      2003    None     None          None              None               None             None            None
--------------------- ------ -------- ------- ------------------- --------------- --------------------- ------------ ---------------
Mary Thompson -       2002    None     None          None              None               None             None            None
former treasurer
--------------------- ------ -------- ------- ------------------- --------------- --------------------- ------------ ---------------
                      2003    None     None          None              None               None             None            None
--------------------- ------ -------- ------- ------------------- --------------- --------------------- ------------ ---------------
Kevin Frost -         2003    None     None          None              None               None             None            None
president
--------------------- ------ -------- ------- ------------------- --------------- --------------------- ------------ ---------------
Edward Wiggins -      2003    None     None          None              None               None             None            None
treasurer
===================== ====== ======== ======= =================== =============== ===================== ============ ===============

COMPENSATION OF DIRECTORS. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

COMPENSATION OF OFFICERS. As of March 30, 2004, our officers have received no compensation for their services provided to us.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Kevin Frost, although the exact nature and terms of the agreement have not been conclusively negotiated.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2004 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS        NAME OF BENEFICIAL OWNER            AMOUNT AND NATURE OF BENEFICIAL OWNER           PERCENT OF CLASS
--------------------- ----------------------------------- -------------------------------------------- -----------------------
Common Stock          Kevin Frost                          1,180,000 shares, president, director               45.5%

Common Stock          Edward Wiggins                          500,000 shares, treasurer, director              19.3%

Common Stock          All directors and named executive                1,680,000 shares                        64.8%
                      officers as a group

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS. Mr. Frost, our current president and one of our directors, provides office space to us at no charge. Ms. Hoss, our former officer and director, previously provided office space to us at no charge. Ms. Hoss does not expect to be paid or reimbursed for providing office facilities. During the year ended December 31, 2003, and for the year ended December 31, 2002, we recorded rent expenses of $4,200 for each year, which represents our share of the office space being provided by the person serving as our president. Ms. Hoss and Mr. Frost have waived reimbursement of the allocated rent and we have considered them as additional paid-in capital.

For the years ended December 31, 2003, and December 31, 2002 our officers devoted time to our development. We recorded compensation expense totaling $32,000 and $27,870 for those periods, respectively. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

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

(a) Exhibit No.
---------------

3.1         Articles of Incorporation*

3.2         Bylaws*

* Included in the registration statement on Form SB-2 filed on January 23, 2002.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $13,400, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES. For the fiscal years ended December 31, 2003 and December 31, 2002, our principal accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid the following amounts: $500 and $200 respectively.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on March 31, 2004.

                               Filtering Associates, Inc.
                               a Nevada corporation


                               By:      /s/ Kevin Frost
                                        ---------------------------------------
                                        Kevin Frost
                               Its:     principal executive officer
                                        President and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Kevin Frost                                     March 31, 2004
         --------------------------------------------
         Kevin Frost
Its:     principal executive officer
         president and a director


By:      /s/ Edward Wiggins                                  March 31, 2004
         --------------------------------------------
         Edward Wiggins
Its:     principal accounting officer
         treasurer and a director