Form 10QSB
period 2004-03-31
FILTERING ASSOCIATES INC
filed 2004-05-17
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                        ----------  ------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 12, 2004, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----



Financial Statements

    Condensed Balance Sheet as of March 31, 2004

    Condensed Statements of Operations for the three months ended March 31, 2004 and 2003, and the period July 10, 2001 (inception) through March 31, 2004

    Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and the period July 10, 2001 (inception) through March 31, 2004

Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                           ---------------------------

                             CONDENSED BALANCE SHEET
                             -----------------------

                                 MARCH 31, 2004
                                 --------------

                                   (unaudited)
                                   -----------


                                     ASSETS
                                     ------


CURRENT ASSETS
   Cash and cash equivalents                                   $         29,883
   Deposit                                                                5,000
                                                               ----------------

     Total current assets                                                34,883

PROPERTY AND EQUIPMENT, net                                               9,100
                                                               ----------------

       Total assets                                            $         43,983
                                                               ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                            $          9,631
   Due to related party                                                   1,060
                                                               ----------------

     Total current liabilities                                           10,691
                                                               ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     2,873,000 shares issued and outstanding                              2,873
   Additional paid-in capital                                           204,242
   Deficit accumulated during the development stage                    (173,823)
                                                               ----------------

       Total stockholders' equity                                        33,292
                                                               ----------------

         Total liability and stockholders' equity              $         43,983
                                                               ================


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                             Period
                                                                                                         July 10, 2001
                                                                                                          (Inception)
                                                                    Three months ended March 31,             Through
                                                                 -----------------------------------        March 31,
                                                                       2004                2003               2004
                                                                 ---------------     ---------------     ---------------
REVENUES                                                         $           ---     $           ---     $           ---
                                                                 ---------------     ---------------     ---------------

EXPENSES
   Legal and accounting                                                   10,000               6,800              45,404
   Compensation                                                            8,000               7,875              77,870
   Consulting                                                                ---                 ---              27,000
   General and administrative                                              2,393               2,186              23,549
                                                                 ---------------     ---------------     ---------------

   Total expenses                                                         20,393              16,861             173,823
                                                                 ---------------     ---------------     ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   (20,393)            (16,861)           (173,823)

PROVISION FOR INCOME TAXES                                                   ---                 ---                 ---
                                                                 ---------------     ---------------     ---------------

NET LOSS                                                         $       (20,393)    $       (16,861)    $      (173,823)
                                                                 ===============     ===============     ===============

BASIC LOSS PER SHARE                                             $          (.01)    $          (.01)    $          (.10)
                                                                 ===============     ===============     ===============

DILUTIVE LOSS PER SHARE                                          $          (.01)    $          (.01)    $          (.10)
                                                                 ===============     ===============     ===============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                       2,873,000           1,893,000           1,667,309
                                                                 ===============     ===============     ===============


  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          ----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                           Period
                                                                                                       July 10, 2001
                                                                                                        (inception)
                                                                 Three Months Ended March 31,             Through
                                                              -----------------------------------         March 31,
                                                                    2004                2003               2004
                                                              ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                          $       (20,393)    $       (16,861)    $      (173,823)
   Net loss
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Rent provided in exchange for additional paid-in
     capital                                                            1,050               1,050              11,433
     Compensation provided in exchange for additional
     paid-in capital                                                    8,000               7,875              77,870
     Depreciation expense                                               1,307               1,100               6,578
     Changes in operating assets and liabilities
       Increase in deposit                                                ---                 ---              (5,000)
       (Decrease) increase in accounts payable                            (50)              6,497               9,631
       Increase in due to related party                                   ---                 303               1,060
                                                              ---------------     ---------------     ---------------

         Net cash used in operating activities                        (10,086)                (36)            (72,251)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         ---                 ---             (15,678)
                                                              ---------------     ---------------     ---------------

         Net cash used in investing activities                            ---                 ---             (15,678)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 ---                 ---             102,722
   Additional paid-in capital contributed                                 ---               1,000              15,090
                                                              ---------------     ---------------     ---------------

       Net cash provided by financing activities                          ---               1,000             117,812
                                                              ---------------     ---------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (10,086)                964              29,883

CASH AND CASH EQUIVALENTS, beginning of period                         39,969               1,450                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $        29,883     $         2,414     $        29,883
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---



  See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                 MARCH 31, 2003
                                 --------------

                                   (unaudited)
                                   -----------



NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC).

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001 to operate as a distributor of computer peripheral devices. The Company has elected a December 31st fiscal year end.

         The Company has experienced net losses since its inception and had an accumulated deficit of $173,823 at March 31, 2004. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods three months ended March 31, 2004 and 2003 and July 10, 2001 (inception) through March 31, 2004 consist of:

                                                                                                     Period
                                                                                                  July 10, 2001
                                                         Three Months Ended March 31,             (Inception)
                                                   ---------------------------------------           Through
                                                          2004                   2003            March 31, 2004
                                                   -------------------   -----------------      -----------------
Federal taxes (deferred) capitalized start-up
   costs for tax purposes                          $            (8,200)  $          (6,600)     $         (78,000)
Change in valuation account                                      8,200               6,600                 78,000
                                                   -------------------   -----------------      -----------------

                                                   $               ---   $             ---      $             ---
                                                   ===================   =================      =================


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2004 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                                        $          78,000
             Valuation allowance                                                                          (78,000)
                                                                                                -----------------

                                                                                                $             ---
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


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the period three months ended March 31, 2004, the Company has recorded rent expense of $1,050. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

         As mentioned in Note 1, the Company is in its development stage. For the three months ended March 31, 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $8,000 has been recorded for the period. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

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

We believe that the current marketplace of computer component resellers is highly fragmented, with literally dozens of such companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded computer component company to acquire several, smaller and more established such companies with already-established product lines. We hope to use our common stock as payment for any potential acquisitions.

Accordingly, we intend to begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business of reselling computer components.

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $34,883 as of March 31, 2004 which consisted of cash and cash equivalents of $29,883 and deposits of $5,000. We also had property and equipment with a net value of $9,100 making our total assets $43,983 as of March 31, 2004. The deposit of $5,000 was given to one of our suppliers who is manufacturing our USB flash drives. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $10,691 as of March 31, 2004, of which $9,631 was represented by accounts payable and $1,060 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of March 31, 2004.

FOR THE THREE MONTHS ENDED  MARCH 31, 2004.
-------------------------------------------

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through March 31, 2004, although have recently changed our product line to include the USB flash drives, which we believe will allow us to generate significant revenues as we develop our customer base.

OPERATING EXPENSES. For the three months ended March 31, 2004, our total operating expenses were $20,393, making our net loss from operations for the three month period ending March 31, 2004 also a total of $20,393. This is in comparison to our operating expenses of $16,861 for the three months ended March 31, 2003. Our expenses for the period ended March 31, 2004 are slightly higher than those for the same period ended in 2003, which is due to the implementation of our new product line. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must continue to develop our product line of USB flash drives, market and sell those products and develop our brand image. We believe that we will be able to generate revenues during 2004. Any revenues generated will be used to expand our product and service offerings.

We have cash and equivalents totaling $29,883 as of March 31, 2004. We believe that our available cash is sufficient to pay our day-to-day expenditures for the next twelve months. In August 2003, we sold 700,000 shares of our common stock to two of our officers for $35,000. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $4,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of developing our new product line, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                    Filtering Associates, Inc.,
                                    a Nevada corporation



May 12, 2004                        By:      /s/   Kevin Frost
                                             -----------------------------------
                                             Kevin Frost
                                    Its:     President