Form 10QSB
period 2004-06-30
FILTERING ASSOCIATES INC
filed 2004-08-20
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          -------------    ------------------

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

                    18 Technology, Suite 208, Irvine California 92614
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.510.9647
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 18, 2004, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements

    Condensed Balance Sheet as of June 30, 2004

    Condensed Statements of Operations for the three months and six months ended June 30, 2004 and 2003, and the period July 10, 2001 (inception) through June 30, 2004

    Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003, and the period July 10, 2001 (inception) through June 30, 2004

Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2004

                                   (unaudited)



                                     ASSETS


ASSETS
   Cash and cash equivalents                                   $         29,478
                                                              -----------------
     Total assets                                                        29,478
                                                               ----------------
PROPERTY AND EQUIPMENT, net                                               7,793
                                                               ----------------

       Total assets                                            $         37,271
                                                               ================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                            $         37,883
   Due to related party                                                   1,060
                                                               ----------------
     Total current liabilities                                           38,943
                                                               ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     2,873,000 shares issued and outstanding                              2,873
   Additional paid-in capital                                           212,242
   Deficit accumulated during the development stage                    (216,787)
                                                               ----------------

       Total stockholders' deficit                                       (1,672)
                                                               ----------------

         Total liabilities and stockholders' deficit           $         37,271
                                                               ================







See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                                                         PERIOD
                                                                                                                     JULY 10, 2001
                                                                                                                      (INCEPTION)
                                                                                                                        THROUGH
                                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,           JUNE 30,
                                                   2004              2003              2004              2003             2004
                                              -------------     -------------     -------------     -------------     -------------
REVENUES                                      $         ---     $         ---     $         ---     $         ---     $         ---

EXPENSES
   Legal and accounting                               7,032            10,111            17,032            16,911            52,436
   Compensation                                       8,000             8,125            16,000            16,000            85,870
   Consulting                                        25,000               ---            25,000               ---            52,000
   General and administrative                         2,932             3,286             5,325             5,472            26,481
                                              -------------     -------------     -------------     -------------     -------------
   Total expenses                                    42,964            21,522            63,357            38,383           216,787
                                              -------------     -------------     -------------     -------------     -------------
LOSS BEFORE PROVISION FOR INCOME TAXES              (42,964)          (21,522)          (63,357)          (38,383)         (216,787)

PROVISION FOR INCOME TAXES                              ---               ---               ---               ---               ---
                                              -------------     -------------     -------------     -------------     -------------

NET LOSS                                      $     (42,964)    $     (21,522)    $     (63,357)    $     (38,383)    $    (216,787)
                                              =============     =============     =============     =============     =============

BASIC LOSS PER SHARE                          $        (.01)    $        (.01)    $        (.02)    $        (.02)    $        (.12)
                                              =============     =============     =============     =============     =============

DILUTIVE LOSS PER SHARE                       $        (.01)    $        (.01)    $        (.02)    $        (.02)    $        (.12)
                                              =============     =============     =============     =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             2,873,000         1,893,000         2,873,000         1,893,000         1,768,431
                                              =============     =============     =============     =============     =============





See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                           PERIOD
                                                                                                        JULY 10, 2001
                                                                                                        (INCEPTION)
                                                                                                          THROUGH
                                                                    SIX MONTHS ENDED JUNE 30,             JUNE 30,
                                                                    2004                2003                2004
                                                            -----------------     ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $       (63,357)    $       (38,383)    $      (216,787)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Rent provided in exchange for additional paid-in
     capital                                                            1,050               2,100              11,433
     Compensation provided in exchange for additional
     paid-in capital                                                   16,000              16,000              85,870
     Depreciation expense                                               2,614               3,300               7,885
     Changes in operating assets and liabilities
       Decrease in deposit                                              5,000                 ---                 ---
       Increase in accounts payable                                    28,202              14,608              37,883
       Increase in due to related party                                   ---                 303               1,060
                                                              ---------------     ---------------     ---------------

         Net cash used in operating activities                        (10,491)             (2,072)            (72,656)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         ---                 ---             (15,678)
                                                              ---------------     ---------------     ---------------

         Net cash used in investing activities                            ---                 ---             (15,678)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 ---                 ---             102,722
   Additional paid-in capital contributed                                 ---               1,000              15,090
                                                              ---------------     ---------------     ---------------

       Net cash provided by financing activities                          ---               1,000             117,812
                                                              ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (10,491)             (1,072)             29,478

CASH AND CASH EQUIVALENTS, beginning of period                         39,969               1,450                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $        29,478     $           378     $        29,478
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---






See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (unaudited)







NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC).

         Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001 to operate as a distributor of computer peripheral devices. The Company has elected a December 31st fiscal year end.

         The Company has experienced net losses since its inception and had an accumulated deficit of $216,787 at June 30, 2004. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods six months ended June 30, 2004 and 2003 and July 10, 2001 (inception) through June 30, 2004 consist of:

                                                                                                       PERIOD
                                                                                                    JULY 10, 2001
                                                                                                     (INCEPTION)
                                                            SIX MONTHS ENDED JUNE 30,                  THROUGH
                                                          2004                   2003                JUNE 30, 2004
                                                   -------------------   --------------------    -----------------
Federal taxes (deferred) capitalized start-up
   costs for tax purposes                         $           (25,300)   $           (14,500)    $          (103,300)
Change in valuation account                                    25,300                 14,500                 103,300
                                                  -------------------    -------------------     -------------------

                                                  $               ---    $               ---     $               ---
                                                  ===================    ===================     ===================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2004 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                                          $        (103,300)
             Valuation allowance                                                                            103,300
                                                                                                  -----------------

                                                                                                  $             ---
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


NOTE 3 - RELATED PARTY TRANSACTIONS

         Prior to April 1, 2004, the Company was utilizing office space provided by the Company's president (a stockholder). The president has waived reimbursement of the allocated rent of $1,050 and has considered them as additional paid-in capital. Subsequent to April 1, 2004, the Company paid an officer $1,600 for office space. During the three months and six months ended June 30, 2004, the Company has recorded rent expense of $1,600 and $2,650, respectively.

         As mentioned in Note 1, the Company is in its development stage. For the three months and six months ended June 30, 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $8,000 and $16,000, has been recorded for the periods, respectively. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $29,478 as of June 30, 2004 which consisted entirely of cash and cash equivalents of $29,478. We also had property and equipment with a net value of $7,793 making our total assets $37,271 as of June 30, 2004. We believe that our available cash is not sufficient to pay our day-to-day expenditures, and we will need additional funding in order to do so.

Our current liabilities were $38,943 as of June 30, 2004, of which $37,883 was represented by accounts payable and $1,060 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of June 30, 2004.

FOR THE THREE MONTHS ENDED  JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through June 30, 2004, although we have changed our product line to include the USB flash drives, which we believe will allow us to generate significant revenues as we develop our customer base.

OPERATING EXPENSES. For the three months ended June 30, 2004, our total operating expenses were $42,964, making our net loss from operations for the three month period ending June 30, 2004 also a total of $42,964. Of that amount, $7,032 was represented by legal and accounting costs, $8,000 in compensation expenses, $25,000 in consulting expenses and $2,932 in general and administrative expenses. This is in comparison to our operating expenses of $21,522 for the three months ended June 30, 2003. Of that amount, $10,111 was represented by legal and accounting costs, $8,125 in compensation expenses and $3,286 in general and administrative expenses. Our expenses for the period ended June 30, 2004 are higher than those for the same period ended in 2003, which is due to having incurred consulting fees in regard to the assisting us with corporate finance and financial services matters, which we hope will help us to raise funds, develop our business plan and expand our operations through strategic alliances and acquisitions. We anticipate that we will continue to incur significant general and administrative expenses, but hope to commence generating income as we expand our operations.

FOR THE SIX MONTHS ENDED  JUNE 30, 2004.

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the six months ended June 30, 2004, our total operating expenses were $63,357, making our net loss from operations for the six month period ending June 30, 2004 also a total of $63,357. Of that amount, $17,032 was represented by legal and accounting costs, $16,000 in compensation expenses and $25,000 represented by consulting fees and $5,325 in general and administrative expenses. This is in comparison to our operating expenses of $38,383 for the six months ended June 30, 2003. Of that amount, $16,911 was represented by legal and accounting costs, $16,000 in compensation expenses and $5,472 in general and administrative expenses. Our expenses in for the period ended June 30, 2004 are higher than those for the same period ended in 2003, which is due to incurring consulting fees as described above. We anticipate that we will continue to incur significant general and administrative expenses, but hope to commence generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must continue to develop our product line of USB flash drives, market and sell those products and develop our brand image. We believe that we will be able to generate revenues during 2004. Any revenues generated will be used to expand our product and service offerings.

We have cash and equivalents totaling $29,478 as of June 30, 2004. We believe that our available cash along with contributions from our management will not be sufficient to pay our day-to-day expenditures for the next twelve months unless we are able to raise another source of funds. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock, although they are under no obligation to continue doing so. Our monthly cash requirements are approximately $4,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of developing our new product line, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         10. Consulting Agreement
         31. Rule 13a-14(a)/15d-14(a) Certifications.

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

                                  Filtering Associates, Inc.,
                                  a Nevada corporation



August 18, 2004                   By:      /s/ Kevin Frost
                                           --------------------------------
                                           Kevin Frost
                                  Its:     President