Form 10QSB
period 2004-09-30
FILTERING ASSOCIATES INC
filed 2004-11-19
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          -------------     ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 18, 2004, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements

    Condensed balance sheet as of September 30, 2004

    Condensed statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the period July 10, 2001 (inception) through September 30, 2004

    Condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, and the period July 10, 2001 (inception) through September 30, 2004

Notes to Condensed Financial Statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 2004

                                   (unaudited)



                                     ASSETS


CURRENT ASSET
   Cash and cash equivalents                                     $       12,720
                                                                 --------------

     Total current asset                                                 12,720
                                                                 --------------

PROPERTY AND EQUIPMENT, net                                               6,486
                                                                 --------------

       Total assets                                              $       19,206
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                              $       28,631
   Due to related party                                                   1,060
                                                                 --------------

     Total current liabilities                                           29,691
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     2,873,000 shares issued and outstanding                              2,873
   Additional paid-in capital                                           220,242
   Deficit accumulated during the development stage                    (233,600)
                                                                 --------------

       Total stockholders' deficit                                      (10,485)
                                                                 --------------

         Total liabilities and stockholders' deficit             $       19,206
                                                                 ==============





 See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                                                        PERIOD
                                                                                                                    JULY 10, 2001
                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED             (INCEPTION)
                                                      SEPTEMBER 30,                       SEPTEMBER 30,                THROUGH
                                             -------------------------------     -------------------------------    SEPTEMBER 30,
                                                  2004              2003              2004              2003              2004
                                             -------------     -------------     -------------     -------------     -------------
REVENUES                                     $         ---     $         ---     $         ---     $         ---     $         ---

EXPENSES
   Legal and accounting                              4,000               512            21,032            17,423            56,436
   Compensation                                      8,000             8,000            24,000            24,000            93,870
   Consulting                                          ---             2,337            25,000             2,337            52,000
   General and administrative                        4,813             3,054            10,138             9,629            31,294
                                             -------------     -------------     -------------     -------------     -------------

   Total expenses                                   16,813            13,903            80,170            53,389           233,600
                                             -------------     -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (16,813)          (13,903)          (80,170)          (53,389)         (233,600)

PROVISION FOR INCOME TAXES                             ---               ---               ---               ---               ---
                                             -------------     -------------     -------------     -------------     -------------

NET LOSS                                     $     (16,813)    $     (13,903)    $     (80,170)    $     (53,389)    $    (233,600)
                                             =============     =============     =============     =============     =============

BASIC LOSS PER SHARE                         $        (.01)    $        (.01)    $        (.03)    $        (.03)    $        (.13)
                                             =============     =============     =============     =============     =============

DILUTIVE LOSS PER SHARE                      $        (.01)    $        (.01)    $        (.03)    $        (.03)    $        (.13)
                                             =============     =============     =============     =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                            2,873,000         2,251,696         2,873,000         2,013,879         1,854,770
                                             =============     =============     =============     =============     =============




 See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                         PERIOD
                                                                                                      JULY 10, 2001
                                                                                                       (INCEPTION)
                                                                      NINE MONTHS ENDED                  THROUGH
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                   2004                2003                2004
                                                              ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $       (80,170)    $       (53,389)    $      (233,600)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Rent provided in exchange for additional paid-in
     capital                                                            1,050               3,150              11,433
     Compensation provided in exchange for additional
     paid-in capital                                                   24,000              24,000              93,870
     Depreciation expense                                               3,921               5,500               9,192
     Changes in operating assets and liabilities
       (Increase) decrease in deposit                                   5,000              (5,000)                ---
       Increase in accounts payable                                    18,950               8,876              28,631
       Increase in due to related party                                   ---               1,060               1,060
                                                              ---------------     ---------------     ---------------

         Net cash used in operating activities                        (27,249)            (15,803)            (89,414)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         ---                 ---             (15,678)
                                                              ---------------     ---------------     ---------------

         Net cash used in investing activities                            ---                 ---             (15,678)
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 ---              53,000             102,722
   Additional paid-in capital contributed                                 ---               1,800              15,090
                                                              ---------------     ---------------     ---------------

       Net cash provided by financing activities                          ---              54,800             117,812
                                                              ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (27,249)             38,997              12,720

CASH AND CASH EQUIVALENTS, beginning of period                         39,969               1,450                 ---
                                                              ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                      $        12,720     $        40,447     $        12,720
                                                              ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                     $           ---     $           ---     $           ---
 Cash paid during the period for income taxes                 $           ---     $           ---     $           ---





 See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                                   (unaudited)







NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC).

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

         The Company has experienced net losses since its inception and had an accumulated deficit of $233,600 at September 30, 2004. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the three months and nine months ended September 30, 2004 and 2003 and the period from July 10, 2001 (inception) through September 30, 2004 consist of:

                                                                                                         PERIOD
                                                                                                      JULY 10, 2001
                                          THREE MONTHS ENDED               NINE MONTHS ENDED           (INCEPTION)
                                             SEPTEMBER 30,                    SEPTEMBER 30,              THROUGH
                                      ----------------------------    ---------------------------     SEPTEMBER 30,
                                          2004          2003             2004            2003              2004
                                      ----------    --------------    -----------      ----------      -------------
Current income tax expense            $      ---      $        ---    $---             $      ---      $         ---
Deferred  income tax benefit  from
   capitalization    of   start-up
   costs for tax purposes                 (6,800)           (5,500)       (32,100)        (21,300)           110,000
Change in valuation allowance              6,800             5,500         32,100          21,300           (110,000)
                                      ----------      ------------    -----------      ----------      -------------

                                      $      ---      $        ---    $       ---      $      ---      $         ---
                                      ==========      ============    ===========      ==========      =============

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2004 are as follows:

         Deferred income tax assets
             Capitalized start-up costs for tax purposes                                               $     110,100
             Less: valuation allowance                                                                      (110,100)
                                                                                                       -------------

                                                                                                       $         ---
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

         The Company has approximately $153,000 in federal net operating loss carryforwards as of December 31, 2003 which, if not utilized, expire through 2023. For income tax purposes, only a portion of net operating loss can be utilized in any given year if the Company that generated the loss has more than a fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.


NOTE 3 - RELATED PARTY TRANSACTIONS

         Prior to April 1, 2004, the Company was utilizing office space provided by the Company's president (a stockholder). The president has waived reimbursement of the allocated rent of $1,050 and has considered it as additional paid-in capital. Subsequent to April 1, 2004, the Company paid an officer $4,000 for office space. During the three months and nine months ended September 30, 2004, the Company has recorded rent expense of $2,400 and $5,050, respectively.

         As mentioned in Note 1, the Company is in its development stage. For the three months and nine months ended September 30, 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $8,000 and $24,000 has been recorded for the periods, respectively. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $12,720 as of September 30, 2004 which consisted entirely of cash and cash equivalents. We also had property and equipment with a net value of $6,486 making our total assets $19,206 as of September 30, 2004. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $29,691 as of September 30, 2004, of which $28,631 was represented by accounts payable and $1,060 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of September 30, 2004.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through September 30, 2004, although have recently changed our product line to include the USB flash drives, which we believe will allow us to generate significant revenues as we develop our customer base.

OPERATING EXPENSES. For the three months ended September 30, 2004, our total operating expenses were $16,813, making our net loss from operations for the three month period ending September 30, 2004 also a total of $16,813. Of that amount, $4,000 was represented by legal and accounting costs, $8,000 in compensation expenses and $4,813 in general and administrative expenses. This is in comparison to our operating expenses of $13,903 for the three months ended September 30, 2003. That amount was represented by general and administrative expenses of $3,054, legal and accounting costs of $512, compensation expenses of $8,000 and $2,337 in consulting expenses. Our expenses for the period ended September 30, 2004 are slightly higher than those for the same period ended in 2003, which is due to incurring higher legal and accounting expenses. We anticipate that we will continue to incur significant operating expenses, but hope to begin generating income as we expand our operations.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the nine months ended September 30, 2004, our total operating expenses were $80,170, making our net loss from operations for the nine month period ending September 30, 2004 also a total of $80,170. Of that amount, $21,032 was represented by legal and accounting costs, $24,000 in compensation expenses and $25,000 represented by consulting fees and $10,138 in general and administrative expenses. This is in comparison to our operating expenses of $53,389 for the nine months ended September 30, 2003, which was represented by general and administrative expenses of $9,629, legal and accounting expenses of $17,423, compensation expenses of $24,000 and consulting expenses of $2,337. Our expenses in for the period ended September 30, 2004 are higher than those for the same period ended in 2003, which is due to incurring higher consulting fees in regard to the implementation of our new product line. We anticipate that we will continue to incur significant expenses, but hope to begin generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must continue to develop our product line of USB flash drives, market and sell those products and develop our brand image. We believe that we will be able to generate revenues during 2005. Any revenues generated will be used to expand our product and service offerings.

We have cash and equivalents totaling $12,720 as of September 30, 2004. We believe that our available cash along with contributions from our management will be sufficient to pay our day-to-day expenditures for the next twelve months. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $4,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of developing our new product line, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Filtering Associates, Inc.,
                                             a Nevada corporation



November 18, 2004                   By:      /s/ Kevin Frost
                                             -----------------------------------
                                                      Kevin Frost
                                             Its:     President