Form 10KSB
period 2004-12-31
FILTERING ASSOCIATES INC
filed 2005-05-13
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2004
                               -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    --------------------

Commission File Number: 000-50004

                           Filtering Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               33-0976892
------------------------------              ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

101 W. Avenida Gaviota, Suite A, San Clemente CA                         92672
---------------------------------------------------------- --------------------
(Address of principal executive offices)                            (Zip Code)

                                  949-244-4668
                                  ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of May 11, 2005, approximately $59,650.

As of May 11, 2005, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes   ( )           No   (X)

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

EMPLOYEES. As of December 31, 2004, we have no employees, other than our officers and directors. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

FACILITIES. Our executive, administrative and operating offices are located at 18 Technology, Suite 208 Irvine, California 92614. Kevin Frost, our president and one of our directors, provided our facilities at no charge through April 2004.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================= ===================== =========================
          PROPERTY             DECEMBER 31, 2004      DECEMBER 31, 2003
----------------------------- --------------------- -------------------------
 Cash and cash equivalents          $3,583                 $39,969
----------------------------- --------------------- -------------------------
Property and equipment, net         $5,181                 $10,407
============================= ===================== =========================

OUR FACILITIES. Our executive, administrative and operating offices are approximately 300 square feet and are located at 101 W. Avenida Gaviota, Suite A, San Clemente, CA 92672. We believe that our current offices are sufficient to meet our current and future needs.

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

MARKET INFORMATION. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "FLTG". As of May 11, 2005, no shares of our common stock have traded since we became eligible.

RECENT SALES OF UNREGISTERED SECURITIES. We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. We have 2,873,000 shares of our common stock issued and outstanding as of December 31, 2004.

In September 2002, our registration statement on Form SB-2 to register 893,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is 25. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 426,880 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-----------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

FOR THE YEAR ENDED  DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31,
2003.
----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $3,583 as of December 31, 2004, which consisted solely of cash and equivalents. We believe that our available cash is not sufficient to pay our day-to-day expenditures. We also had $5,181 in net property and equipment as of December 31, 2004, making our total assets $8,764 as of December 31, 2004. This is in comparison to December 31, 2003, where we had $39,969 in cash and equivalents, a deposit of $5,000 and net property and equipment in the amount of $10,407.

Our current liabilities were $29,119 as of December 31, 2004, of which $27,259 was represented by accounts payable, $800 of income tax payable and $1,060 due to an officer. We had no other liabilities and no long term commitments or contingencies as of December 31, 2004. This is in comparison to December 31, 2003, where we had $9,681 in accounts payable and $1,060 due to an officer.

RESULTS OF OPERATIONS.

REVENUE. For the years ended December 31, 2004 and 2003, and from our inception on July 10, 2001 through December 31, 2004, we have realized no revenues. We had hoped to generate revenues from the implementation of our revised business plan, but we have not generated any revenues because we are still trying to develop our customer base.

OPERATING EXPENSES. For the year ended December 31, 2004, our total operating expenses were $94,790. This amount was represented by $25,586 in legal and accounting expenses, $32,000 in compensation expense, of which $26,500 was donated compensation, $25,298 in consulting expense, $11,106 in general and administrative expenses (including in $4,200 donated rent) and $800 in income taxes. Therefore, our net loss from operations for the year ending December 31, 2004 was $94,790. This is in comparison to our operating expenses and a net loss of $64,828 for the year ended December 31, 2003, which was represented by $20,725 in legal and accounting expenses, $32,000 in donated compensation expense, and $12,103 in general and administrative expenses (including in $4,200 donated rent). The increase in operating expenses from 2003 to 2004 was due primarily to consulting expenses in 2004 that were not incurred in 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we implement our revised business plan and expand our operations.

Our net loss for the period from our inception on July 10, 2001 through December 31, 2004 was $248,220.



OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop relationships with manufacturers and potential customers, market our products and services, and develop our brand image. We have had discussions with various third party manufacturers to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash memory drives that can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk.

We have cash of $3,583 as of December 31, 2004. We had no common stock transactions during 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $3,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We need to raise additional capital to continue operations and develop our own brand of USB flash memory drives. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,680,000 shares of our common stock, which equals approximately 58.4% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.
We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future, although we may incur some costs related to the development of the USB flash drive. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:


FILTERING ASSOCIATES, INC.
(A Development Stage Company)
TABLE OF CONTENTS
--------------------------------------------------------------------------------


Financial Statements and Notes

    Reports of Independent Registered Public Accounting Firms.................................9

    Balance Sheet as of December 31, 2004.....................................................10

    Statements of Operations for the years ended December 31, 2004 and 2003, and the periods July 10, 2001 (inception) through December 31, 2004...........................11

    Statement of Stockholders' Equity (Deficit) for the period July 10, 2001
    (inception) through December 31, 2004.....................................................12

    Statements of Cash Flows for the years ended December 31, 2004 and 2003, and the periods July 10, 2001 (inception) through December 31, 2004...........................13-14

    Notes to Financial Statements.............................................................15-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Filtering Associates, Inc.

We have audited the accompanying balance sheet of Filtering Associates, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Filtering Associates, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital and incurred significant losses for the years ended December 31, 2004 and 2003 and has an accumulated deficit of $248,220 as of December 31, 2004. As discussed in Note 1, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance, California
May 10, 2005

             Report of Independent Registered Public Accounting Firm


March 27, 2004

To the Board of Directors and Stockholders of Filtering Associates, Inc.

         We have audited the accompanying statement of operations of Filtering Associates, Inc. (a development stage company) and the related statements of changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2003. We have also audited the statements of operations and cash flows for the period July 10, 2001 (inception) through December 31, 2003 which are included in the statements of operations and cash flows for the period July 10, 2001 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for deigning audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Filtering Associates, Inc. and its cash flows for the year ended December 31, 2003 and the period July 10, 2001 (inception) through December 31, 2003 which are included in the statements of operations and cash flows for the period July 10, 2001 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




                                 Lesley, Thomas, Schwarz & Postma, Inc.
                                 A Professional Accountancy Corporation
                                 Newport Beach, California

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
-------------------------------------------------------------------------------


                                                                    DECEMBER 31,
                                                                       2004
                                                                  --------------

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $       3,583
                                                                  --------------
     Total current assets                                                 3,583

PROPERTY & Equipment, net                                                 5,181
                                                                  --------------

     TOTAL ASSETS                                                 $       8,764
                                                                  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                               $      27,259
   Income taxes payable                                                     800
   Due to officer                                                         1,060
                                                                  --------------

     TOTAL CURRENT LIABILITIES                                           29,119
                                                                  --------------

STOCKHOLDERS'  (DEFICIT)
   Preferred stock,  $.001 par value; authorized
     5,000,000 shares; no shares issued or outstanding
   Common stock,  $.001 par value; authorized
     50,000,000 shares; issued and outstanding
     2,873,000 shares as of December 31, 2004                             2,873
   Additional paid-in capital                                           224,992
   Deficit accumulated during the development stage                    (248,220)
                                                                  --------------

     TOTAL STOCKHOLDERS' (DEFICIT)                                      (20,355)
                                                                  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $       8,764
                                                                  ==============

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                           PERIOD JULY
                                                                                             10, 2001
                                                                                           (INCEPTION)
                                                 YEAR ENDED           YEAR ENDED             THROUGH
                                                DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                    2004                 2003                  2004
                                              -----------------    ------------------    -----------------
REVENUES                                      $              -     $               -     $              -
                                              -----------------    ------------------    -----------------

EXPENSES
   Legal and accounting                                 25,586                20,725               60,990
   Compensation                                         32,000                32,000              101,870
   Consulting                                           25,298                     -               52,298
   General and administrative                           11,106                12,103               32,262
                                              -----------------    ------------------    -----------------

                                                        93,990                64,828              247,420
                                              -----------------    ------------------    -----------------

Loss Before Provision For Income Taxes                 (93,990)              (64,828)            (247,420)

Provision For Income Taxes                                 800                     -                  800
                                              -----------------    ------------------    -----------------

Net Loss                                      $        (94,790)    $         (64,828)    $       (248,220)
                                              =================    ==================    =================


Per Share Data
   Basic and diluted loss per share           $          (0.03)    $           (0.03)    $          (0.13)
                                              =================    ==================    =================

   Weighted average common
       shares outstanding                            2,873,000             2,230,425            1,928,589
                                              =================    ==================    =================

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENT OF  STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD JULY 10, 2001 (INCEPTION) THOUGH DECEMBER 31, 2004
-------------------------------------------------------------------------------




                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                        ADDITIONAL       DURING THE
                                                 COMMON STOCK             PAID-IN        DEVELOPMENT
                                             SHARES         AMOUNT        CAPITAL           STAGE           TOTAL
                                           ------------    ----------   ------------   ----------------   -----------
BALANCE, JULY 10, 2001 (INCEPTION)                   -     $       -    $         -    $             -    $         -

Issuance of common stock, July 2001          1,000,000         1,000          9,000                  -         10,000
Additional paid-in capital (in exchange
  for rent and compensation)                         -             -         11,983                  -         11,983
Net loss                                             -             -              -            (13,624)       (13,624)
                                           ------------    ----------   ------------   ----------------   -----------

BALANCE, DECEMBER 31, 2001                   1,000,000         1,000         20,983            (13,624)         8,359

Issuance of common stock , net of
  issuance costs of $14,928, November
  2002                                         893,000           893         28,829                  -         29,722
Additional paid-in capital (in exchange
  for rent and compensation)                         -             -         32,070                  -         32,070
Additional paid-in capital (contributed
  by a stockholder)                                  -             -         13,290                            13,290
Net loss                                             -             -              -            (74,978)       (74,978)
                                           ------------    ----------   ------------   ----------------   -----------

BALANCE, DECEMBER 31, 2002                   1,893,000         1,893         95,172            (88,602)         8,463

Issuance of common stock , August 2003         700,000           700         34,300                  -         35,000
Issuance of common stock, September
  2003                                         280,000           280         27,720                  -         28,000
Additional paid-in capital (in exchange
  for rent and compensation)                         -             -         36,200                  -         36,200
Additional paid-in capital (contributed
  by a stockholder)                                  -             -          1,800                  -          1,800
Net loss                                             -             -              -            (64,828)       (64,828)
                                           ------------    ----------   ------------   ----------------   -----------

BALANCE, DECEMBER 31, 2003                   2,873,000         2,873        195,192           (153,430)        44,635

Additional paid-in capital (in exchange              -             -         29,800                  -         29,800
  for rent and compensation)
Net loss                                             -             -              -            (94,790)      (94,790)
                                           ------------    ----------   ------------   ----------------   -----------

BALANCE, DECEMBER 31, 2004                   2,873,000     $   2,873    $   224,992    $      (248,220)   $   (20,355)
                                           ============    ==========   ============   ================   ===========

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                                       PERIOD JULY
                                                                                                         10, 2001
                                                                                                       (INCEPTION)
                                                                 YEAR ENDED          YEAR ENDED          THROUGH
                                                                DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                    2004                2003               2004
                                                               ----------------    ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                    $       (94,790)    $      (64,828)    $     (248,220)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Rent provided in exchange for additional
            paid-in capital                                              4,200              4,200             14,583
        Compensation provided in exchange for additional
            paid-in capital                                             25,600             32,000             95,470
        Depreciation expense                                             5,226              4,538             10,497
        (Increase) decrease in assets
          (Increase) decrease in deposit                                 5,000             (5,000)                 -
        Increase (decrease) in liabilities
          Increase in accounts payable                                  17,578              4,227             27,259
          Increase in income tax payable                                   800                  -                800
          Increase in due to officer                                         -              1,060              1,060
                                                               ----------------    ---------------    ---------------

          NET CASH USED IN OPERATING ACTIVITIES                        (36,386)           (23,803)           (98,551)
                                                               ----------------    ---------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                            -             (2,478)           (15,678)
                                                               ----------------    ---------------    ---------------

        NET CASH USED IN INVESTING ACTIVITIES                                -             (2,478)           (15,678)
                                                               ----------------    ---------------    ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    -             63,000            117,650
   Issuance costs                                                            -                  -            (14,928)
   Additional paid-in capital contributed by stockholder                     -              1,800             15,090
                                                               ----------------    ---------------    ---------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                            -             64,800            117,812
                                                               ----------------    ---------------    ---------------

          NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                     (36,386)            38,519              3,583

 CASH AND CASH EQUIVALENTS, beginning of period                         39,969              1,450                  -
                                                               ----------------    ---------------    ---------------

 CASH AND CASH EQUIVALENTS, end of period                      $         3,583     $       39,969     $        3,583
                                                               ================    ===============    ===============

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                           PERIOD JULY
                                                                                                            10, 2001
                                                                                                           (INCEPTION)
                                                                     YEAR ENDED         YEAR ENDED           THROUGH
                                                                      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                        2004               2003               2004
                                                                   ---------------    ---------------    ----------------
Supplemental Disclosures of Cash Flow Information

    Cash paid for:

        Interest Expense                                           $             -    $             -    $             -
                                                                   ===============    ===============    ================
        Income Taxes                                               $             -    $             -    $             -
                                                                   ===============    ===============    ================

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------


NOTE 1 - COMPANY OPERATIONS

Filtering Associates, Inc. (the Company) was incorporated in the state of Nevada on July 10, 2001. The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 7. The Company is in the process of developing a marketing plan to initiate the distribution of computer peripheral devices. The Company currently has not generated any revenues from its distribution operations.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses since its inception and had an accumulated deficit of $248,220 at December 31, 2004. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products and services. In addition, the Company has not been able to raise sufficient funds to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services, create a customer base, and achieve profitability. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

LONG-LIVED ASSETS - The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2004, the Company does not believe there has been any impairment of its long-lived assets.

INCOME TAXES - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2004, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

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

LOSS PER SHARE OF COMMON STOCK - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For 2004 and 2003, there were no common stock equivalents.

ISSUANCES INVOLVING NON-CASH CONSIDERATION - All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by officers and have been valued at the estimated value of the services rendered.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS


FASB STATEMENT NO. 151 - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management plans on adopting this standard on April 1, 2006 and expects that that the adoption of the statement to have no impact on its current operations.

FASB STATEMENT NO. 152 - In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB Statements No. 66 and 67." This standard amends SFAS No. 66, "Accounting for Sales of Real Estate," by referring users to AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SFAS 152 also amends FASB Statement No. 67, "Accounting for Costs and Initial Operations of Real Estate Projects," to state that the guidance for "incidental operations" and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not applicable to the Company's current operations.

FASB STATEMENT NO. 153 - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of nonmonetary assets.

FASB STATEMENT NO. 123R - In December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation." The revised statement, "Share-Based Payment" (SFAS 123R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under the APB 25 intrinsic value method. Public entities that file as small business issuers will be required to apply SFAS 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management believes that the adoption of the statement will not have a significant impact on its current operations and plans to adopt this statement on January 1, 2006.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004:

         Computer equipment                                  $        15,678
         Less: accumulated depreciation                              (10,497)
                                                             ---------------

                                                             $         5,181

NOTE 5 - INCOME TAXES

The components of the Company's income tax provision consist of:

                                                                                 PERIOD JULY 10,
                                                                               2001 (INCEPTION)
                                                                                    THROUGH
                                                YEAR ENDED DECEMBER 31,          DECEMBER 31,
                                                2004               2003               2004
                                            -------------      -------------     --------------
 Current income tax expense                 $          --      $          --     $          --

 Deferred   income  tax   benefit   from
 capitalization  of  start-up  costs for

 tax purposes                               $     (26,000)     $     (11,450)    $     (55,300)


 Change in valuation allowance                     26,000             11,450            55,300
                                            -------------      -------------      ------------

                                            $         ---      $         ---     $         ---
                                            =============      =============     =============

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company's deferred tax assets as of December 31, 2004 are as follows:

                Deferred income tax assets
                  Capitalized start-up costs for tax purposes                    $      55,300
                  Valuation allowance                                                  (55,300)
                                                                                 -------------

                                                                                 $         ---
                                                                                 =============

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of future tax benefits associated the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2004.

The Company has approximately $138,000 in federal net operating loss carryforwards as of December 31, 2004 which, if not utilized, expire at various dates through 2024. For income tax purposes, only a portion of net operating loss can be utilized in any given year if the Company that generated the loss has more than a fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTIONS

For all of 2003 and through April 2004 the Company was utilizing office space provided by the Company's president (a stockholder). The president has waived reimbursement of the allocated rent and has considered it as additional paid-in capital. During the years ended December 31, 2004 and 2003 the Company has recorded total rent expense pertaining to the usage of the President's office of $4,200 and $4,200, respectively.

During the year ended December 31, 2003, the Company received advances totaling $1,160 from an officer, and made repayments to this officer totaling $100. The amount due to this officer was $1,060 at December 31, 2004.

As mentioned in Note 1, the Company is in its development stage. For the years ended December 31, 2004 and 2003 the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $32,000 has been recorded for the years ended December 31, 2004 and 2003, respectively. For 2003, the officers have waived reimbursement and have considered the total compensation expense of $32,000 as donated capital. Of the $32,000 charged to operations in 2004, $6,400 was paid to the Company's treasurer and the payments for the remaining $25,600 were waived and considered donated capital.


NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought. The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from time to time.

In July 2001, the Company issued 1,000,000 shares of its common stock to its founder in exchange for reimbursement of organizational costs and related expenses.

In November, 2002, the Company issued 893,000 shares of common stock for cash consideration of $44,650. The Company incurred issuance costs of $14,928 in connection with this offering, leaving net proceeds of $29,722.

In August, 2003 the Company issued 700,000 shares of common stock for cash consideration of $35,000.

In September, 2003 the Company issued 280,000 shares of common stock for cash consideration of $28,000.


NOTE 8 - RECLASSIFICATION

Certain reclassifications have been made to conform prior period financial statement amounts to the current period presentation for comparative purposes.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

Effective March 30, 2005, Filtering Associates, Inc. (the "Registrant") dismissed Lesley, Thomas, Schwarz & Postma, Inc. ("Lesley Thomas"), which audited the Registrant's financial statements for the fiscal years ended December 31, 2003 and 2002, with Jonathon P. Reuben, CPA to act as the Registrant's independent chartered accountants. The reports of Lesley Thomas for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Lesley Thomas for these fiscal years was qualified with respect to uncertainty as to the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the period from the end of the most recently completed fiscal year through March 30, 2005, the date of dismissal, there were no disagreements with Lesley Thomas on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Lesley Thomas would have caused it to make reference to such disagreements in its reports.

The Registrant's financial statements for the year ended December 31, 2004, were audited by Jonathon P. Reuben, CPA. Lesley Thomas was not involved in any way with the audit of the financial statements for the year ended December 31, 2004. The Registrant has authorized Lesley Thomas to discuss any matter relating to the Registrant and its operations with Jonathon P. Reuben, CPA.

The change in the Registrant's auditors was recommended and approved by the board of directors of the Registrant since the Registrant does not have an audit committee.

During the two most recent fiscal years and subsequent interim period, the Registrant did not consult with Jonathon P. Reuben, CPA, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Lesley Thomas has reviewed the disclosures contained in this 8-K report. The Registrant has advised Lesley Thomas that it has the opportunity to furnish the Registrant with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying the Registrant's disclosures herein, or stating any reason why Lesley Thomas does not agree with any statements made by the Registrant in this report. Lesley Thomas has advised the Registrant that nothing has come to its attention which would cause it to believe that any such letter was necessary.

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

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

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

Our directors and principal executive officers are as specified on the following table:

================== ============== ==============================================
NAME                    AGE       POSITION
------------------ -------------- ----------------------------------------------
Kevin Frost             36        President and a Director
------------------ -------------- ----------------------------------------------
Edward Wiggins          33        Treasurer and a Director
================== ============== ==============================================

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Directors currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

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

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2004 and 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

======================= ====== =================================== =============================================== =================
                                       ANNUAL COMPENSATION                     LONG TERM COMPENSATION
----------------------- ------ ----------------------------------- ------------------------------------------------- ---------------
  NAME AND PRINCIPAL    YEAR   SALARY   BONUS      OTHER ANNUAL                  AWARDS                   PAYOUTS     ALL OTHER
       POSITION                  ($)      ($)    COMPENSATION ($)                                                    COMPENSATION
----------------------- ------ -------- -------- ----------------- ------------------------------------ ------------ ---------------
                                                                    RESTRICTED         SECURITIES          LTIP
                                                                   STOCK AWARDS        UNDERLYING       PAYOUTS ($)
                                                                       ($)          OPTIONS/SARS (#)
----------------------- ------ -------- -------- ----------------- -------------- --------------------- ------------ ---------------
Natalie Hoss - former   2003    None     None          None            None               None             None          None
president, secretary
----------------------- ------ -------- -------- ----------------- -------------- --------------------- ------------ ---------------
Mary Thompson -         2003    None     None          None            None               None             None          None
former treasurer
----------------------- ------ -------- -------- ----------------- -------------- --------------------- ------------ ---------------
Kevin Frost -           2003    None     None          None            None               None             None          None
president
----------------------- ------ -------- -------- ----------------- -------------- --------------------- ------------ ---------------
                        2004    None     None          None            None               None             None          None
----------------------- ------ -------- -------- ----------------- -------------- --------------------- ------------ ---------------
Edward Wiggins -        2003    None     None          None            None               None             None          None
treasurer
----------------------- ------ -------- -------- ----------------- -------------- --------------------- ------------ ---------------
                        2004    None     None          None            None               None             None          None
======================= ====== ======== ======== ================= ============== ===================== ============ ===============

COMPENSATION OF DIRECTORS. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

COMPENSATION OF OFFICERS. As of May 11, 2005, our officers have received no compensation for their services provided to us.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 11, 2005 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS    NAME AND ADDRESS OF                     AMOUNT AND NATURE OF           PERCENT OF CLASS
                  BENEFICIAL OWNER                        BENEFICIAL OWNER
----------------- --------------------------------------- ---------------------------- ---------------------
Common Stock      Kevin Frost
                  101 W. Avenida Gaviota, Suite A, San         1,180,000 shares              41.1%
                  Clemente, CA 92672                          president, director
Common Stock      Edward Wiggins
                  101 W. Avenida Gaviota, Suite A, San          500,000 shares               17.4%
                  Clemente, CA 92672                          treasurer, director

Common Stock      All directors and named executive            1,680,000 shares              58.4%
                  officers as a group

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS. Through April 2004, Mr. Frost, our president and one of our directors provided office space to us at no charge. Ms. Hoss, our former officer and director, had also previously provided office space to us at no charge. The office space was provided during all of 2003 and through April 2004. Ms. Hoss and Mr. Frost do not expect to be paid or reimbursed for providing office facilities. Subsequent to April 2004 we paid Edward Wiggins, one of our officers and directors, $6,400 for office space. During the years ended December 31, 2004 and 2003 we recorded total rent expense of $7,800 and $4,200, respectively. A total of $1,400 and $4,200 of the recorded rent expense was contributed by directors during the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2003, we received advances totaling $1,160 from Edward Wiggins, one of our officers and directors, and made repayments to the officer totaling $100. The amount due to this officer was $1,060 at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004, and December 31, 2003 our officers devoted time to our development. Compensation expense totaling $32,000 has been recorded for the years ended December 31, 2004 and 2003, respectively. The officers have waived reimbursement and have considered these amounts as additional paid-in capital.

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

ITEM 13.  EXHIBITS

3.1   Articles of Incorporation*
3.2   Bylaws*
31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on January 23, 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $17,250 and $15,000, respectively.

AUDIT-RELATED FEES. For the fiscal year ended December 31, 2004, we were billed a total of $1,250 by a separate accountant for consulting services relating to the review of the Company's September 30, 2004 10-QSB filing. For the fiscal year ended December 31, 2003, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees."

TAX FEES. For the fiscal years ended December 31, 2004 and December 31, 2003, our principal accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid the following amounts: $850 and $500 respectively.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on May 11, 2005.

                                     Filtering Associates, Inc.
                                     a Nevada corporation


                                     By:      /s/  Kevin Frost
                                              ----------------------------------
                                              Kevin Frost
                                     Its:     principal executive officer
                                              President and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/  Kevin Frost                                         May 11, 2005
         --------------------------------------------
         Kevin Frost
Its:     principal executive officer
         president and a director


By:      /s/  Edward Wiggins                                      May 11, 2005
         --------------------------------------------
         Edward Wiggins
Its:     principal accounting officer
         treasurer and a director