Form 10QSB
period 2005-03-31
FILTERING ASSOCIATES INC
filed 2005-05-18
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                           ------------    ---------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 16, 2005, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements


    Condensed balance sheet as of March 31, 2005

    Condensed statements of operations for the three months ended March 31, 2005 and 2004, and the period July 10, 2001 (inception) through March 31, 2005

    Condensed statements of cash flows for the three months ended March 31, 2005 and 2004, and the period July 10, 2001 (inception) through March 31, 2005


Notes to Condensed Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
--------------------------------------------------------------------------------



                                                                MARCH 31,
                                                                   2005
                                                              --------------

                              Assets

Current Assets
   Cash and cash equivalents                                  $         633
                                                              --------------

     Total current assets                                               633

Property & Equipment, net                                             3,874
                                                              --------------

     Total assets                                             $       4,507
                                                              ==============

          Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                           $      27,365
   Income tax payable                                                   800
   Due to officer                                                     2,660
                                                              --------------

     Total current liabilities                                       30,825
                                                              --------------

Stockholders' Equity (Deficit)
   Preferred stock,  $.001 par value; authorized
     5,000,000 shares; no shares issued or outstanding
   Common stock,  $.001 par value; authorized
     50,000,000 shares; issued and outstanding
     2,873,000 shares as of March 31, 2005                            2,873
   Additional paid-in capital                                       231,642
   Deficit accumulated during the development stage                (260,833)
                                                              --------------

     Total stockholders' (deficit)                                  (26,318)
                                                              --------------

     Total liabilities and stockholders' (deficit)            $       4,507
                                                              ==============





See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                    PERIOD JULY
                                                                                                      10, 2001
                                                           3 MONTHS             3 MONTHS            (INCEPTION)
                                                            ENDED                 ENDED               THROUGH
                                                          MARCH 31,             MARCH 31,            MARCH 31,
                                                             2005                 2004                  2005
                                                       -----------------    ------------------    -----------------
Revenues                                               $              -     $               -     $              -
                                                       -----------------    ------------------    -----------------

Expenses
   Legal and accounting                                           2,207                10,000               63,197
   Compensation                                                   8,000                 8,000              109,870
   Consulting                                                         -                     -               52,298
   General and administrative                                     2,406                 2,393               34,668
                                                       -----------------    ------------------    -----------------

                                                                 12,613                20,393              260,033
                                                       -----------------    ------------------    -----------------

Loss Before Provision For Income Taxes                          (12,613)              (20,393)            (260,033)

Provision For Income Taxes                                            -                     -                  800
                                                       -----------------    ------------------    -----------------

Net Loss                                               $        (12,613)    $         (20,393)    $       (260,833)
                                                       =================    ==================    =================


Per Share Data
   Basic and diluted loss per share                    $          (0.00)    $           (0.01)    $          (0.13)
                                                       =================    ==================    =================

   Weighted average common
       shares outstanding                                     2,873,000             2,873,000            1,991,133
                                                       =================    ==================    =================





See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                      PERIOD JULY
                                                                                                        10, 2001
                                                                 3 MONTHS            3 MONTHS         (INCEPTION)
                                                                   ENDED              ENDED             THROUGH
                                                                 MARCH 31,          MARCH 31,          MARCH 31,
                                                                   2005                2004               2005
                                                              ----------------    ---------------    ---------------

Cash Flows from Operating Activities
  Net Loss                                                    $       (12,613)    $      (20,393)    $     (260,833)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Rent provided in exchange for additional
           paid-in capital                                              1,050              1,050             15,633
       Compensation provided in exchange for additional
           paid-in capital                                              5,600              8,000            101,070
       Depreciation expense                                             1,307              1,307             11,804
       Increase (decrease) in liabilities
         Increase (decrease) in accounts payable                          106                (50)            27,365
         Increase in income tax payable                                     -                  -                800
         Increase in due to officer                                     1,600                  -              2,660
                                                              ----------------    ---------------    ---------------

         Net cash used in operating activities                         (2,950)           (10,086)          (101,501)
                                                              ----------------    ---------------    ---------------

Cash Flows from Investing Activities
  Purchase of computer equipment                                            -                  -            (15,678)
                                                              ----------------    ---------------    ---------------

       Net cash used in investing activities                                -                  -            (15,678)
                                                              ----------------    ---------------    ---------------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                                    -                  -            117,650
  Issuance costs                                                            -                  -            (14,928)
  Additional paid-in capital contributed by stockholder                     -                  -             15,090
                                                              ----------------    ---------------    ---------------

       Net cash provided by financing activities                            -                  -            117,812
                                                              ----------------    ---------------    ---------------

         Net increase (decrease) in cash
             and cash equivalents                                      (2,950)           (10,086)               633

Cash and Cash Equivalents, beginning of period                          3,583             39,969                  -
                                                              ----------------    ---------------    ---------------

Cash and Cash Equivalents, end of period                      $           633     $       29,883     $          633
                                                              ================    ===============    ===============


See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                       PERIOD JULY
                                                                                                         10, 2001
                                                                  3 MONTHS           3 MONTHS           (INCEPTION)
                                                                   ENDED              ENDED              THROUGH
                                                                  MARCH 31,          MARCH 31,           MARCH 31,
                                                                    2005               2004                2005
                                                              ----------------   ----------------    ----------------
Supplemental Disclosures of Cash Flow Information

    Cash paid for:

        Interest Expense                                      $             -      $           -     $             -
                                                              ================   ================    ================
        Income Taxes                                          $             -      $           -     $              -
                                                              ================   ================    ================







See the accompanying notes to these unaudited condensed financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 MARCH 31, 2005


                                   (unaudited)


NOTE 1 - COMPANY OPERATIONS


The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC).

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

The Company has experienced net losses since its inception and had an accumulated deficit of $260,833 at March 31, 2005. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its proposed products and services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LONG-LIVED ASSETS - The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of March 31, 2005, the Company does not believe there has been any impairment of its long-lived assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2005, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

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

LOSS PER SHARE OF COMMON STOCK - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the three months ended March 31, 2004 and 2003, there were no common stock equivalents.

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


NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company's income tax provision for the three months ended March 31, 2005 and 2004 and the period from July 10, 2001 (inception) through March 31, 2005 consist of:

                                                                                                 PERIOD
                                                                                              JULY 10, 2001
                                                                                               (INCEPTION)
                                                                     THREE MONTHS ENDED          THROUGH
                                                                          MARCH 31,             MARCH 31,
                                                                     2005           2004          2005
                                                                 ----------      ----------   -------------
Current income tax expense                                       $      ---      $      ---   $        ---
Deferred income tax benefit from  capitalization of
   start-up costs for tax purposes                                  (2,400)         (8,200)        (57,700)
Change in valuation allowance                                         2,400           8,200         57,700
                                                                 ----------      ----------   -------------

                                                                 $      ---      $      ---   $        ---
                                                                 ==========      ==========   =============


Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2005 are as follows:

         Deferred income tax assets

             Capitalized start-up costs for tax purposes                                      $     57,700
             Less: valuation allowance                                                             (57,700)
                                                                                              -------------

                                                                                              $        ---
                                                                                              ============

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

The Company had approximately $138,000 in federal net operating loss carryforwards as of December 31, 2004 which, if not utilized, expire at various dates through 2024. For income tax purposes, only a portion of net operating loss can be utilized in any given year if the Company that generated the loss has more than a fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2005 and 2004, the Company was utilizing office space provided by the Company's president (also a stockholder). The president has waived reimbursement of the allocated rent of $1,050 and has considered it as additional paid-in capital. The Company has recorded total rent expense of $1,050 for the periods, respectively.

As mentioned in Note 1, the Company is in its development stage. For the three months ended March 30, 2005 and 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $8,000 has been recorded for the periods, respectively. For the three months ended March 31, 2004, the officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $8,000 charged to operations during the three months ended March 30, 2005, $800 was paid to the Company's treasurer and $1,600 was accrued and added to the "due to officer" balance. Payments for the remaining $5,600 were waived and considered donated capital.

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $633 as of March 31, 2005 which consisted entirely of cash and cash equivalents. We also had property and equipment with a net value of $3,874 making our total assets $4,507 as of March 31, 2005. We believe that our available cash is not sufficient to pay our day-to-day expenditures.

Our current liabilities were $30,825 as of March 31, 2005, of which $27,365 was represented by accounts payable, $800 of income tax payable and $2,660 due to a related party. We had no other liabilities and no long term commitments or contingencies as of March 31, 2005.

FOR THE THREE MONTHS ENDED MARCH 31, 2005.

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through March 31, 2005, although we have recently changed our product line to include the USB flash drives, which we believe will allow us to generate significant revenues as we develop our customer base.

OPERATING EXPENSES. For the three months ended March 31, 2005, our total operating expenses were $12,613, making our net loss from operations for the three month period ending March 31, 2005 also a total of $12,613. Of that amount, $2,207 was represented by legal and accounting costs, $8,000 in compensation expenses and $2,406 in general and administrative expenses. This is in comparison to our operating expenses of $20,393 for the three months ended March 31, 2004. That amount was represented by general and administrative expenses of $2,393, legal and accounting costs of $10,000 and compensation expense of $8,000. Our expenses for the period ended March 31, 2005 are lower than those for the same period ended in 2004, which is primarily due to a timing difference in which most of the costs of the 2004 annual audit were incurred in the second quarter of 2005. This is in comparison to the 2003 audit, for which all of the costs were incurred during the first quarter of 2004. We anticipate that we will continue to incur significant operating expenses, but hope to begin generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from operations. To effectuate our business plan during the next twelve months, we must continue to develop relationships with manufacturers and potential customers, market our proposed products and services and develop our brand image. We have had discussions with various third party manufacturers to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash memory drives than can support up to 2GB disk space, which is 1400 times more than a 1.44 MB floppy disk.

We have cash and equivalents totaling $633 as of March 31, 2005. We believe that our available cash along with contributions from our management will be sufficient to pay our day-to-day expenditures for the next twelve months. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $3,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of developing our new product line, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to develop our new product line. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,680,000 shares of our common stock, which equals approximately 58.5% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock.

In addition, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have not yet entered into any agreements with any entity and we cannot guaranty that we will acquire any company or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                            Filtering Associates, Inc.,
                                            a Nevada corporation



May 16, 2005                       By:      /s/ Kevin Frost
                                            -----------------------------------
                                            Kevin Frost
                                   Its:     President