Form 10QSB
period 2005-06-30
FILTERING ASSOCIATES INC
filed 2005-08-22
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from            to
                                           -----------   ------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 22, 2005, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements

    Condensed balance sheet as of June 30, 2005

    Condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and the period July 10, 2001 (inception) through June 30, 2005

    Condensed statements of cash flows for the six months ended June 30, 2005 and 2004, and the period July 10, 2001 (inception) through June 30, 2005

Notes to Condensed Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
-------------------------------------------------------------------------------



                                                                      June 30,
                                                                        2005
                                                                    ------------

                              Assets

Current Assets
   Cash and cash equivalents                                       $        637
                                                                    ------------

     Total current assets                                                   637

Property & Equipment, net                                                 2,567
                                                                    ------------

     Total assets                                                  $      3,204
                                                                    ============

                   Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                                $     25,557
   Income tax payable                                                       800
   Due to officer                                                        13,340
                                                                    ------------

     Total current liabilities                                           39,697
                                                                    ------------

Stockholders' Equity (Deficit)
   Preferred stock,  $.001 par value; authorized
     5,000,000 shares; no shares issued or outstanding
   Common stock,  $.001 par value; authorized
     50,000,000 shares; issued and outstanding
     2,873,000 shares as of June 30, 2005                                 2,873
   Additional paid-in capital                                           242,292
   Deficit accumulated during the development stage                    (281,658)
                                                                    ------------

     Total stockholders' (deficit)                                      (36,493)
                                                                    ------------

     Total liabilities and stockholders' (deficit)                 $      3,204
                                                                    ============





See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                                                                         Period July
                                                                                                         10, 2001
                                                                                                         (Inception)
                                                Three Months Ended             Six Months Ended           Through
                                                     June 30,                      June 30,               June 30,
                                               2005           2004           2005           2004           2005
                                            ------------   ------------   ------------   ------------   ------------
Revenues                                    $         -    $         -    $         -    $         -    $         -
                                            ------------   ------------   ------------   ------------   ------------

Expenses
  Legal and accounting                           10,455          7,032         12,662         17,032         73,652
  Compensation                                    8,000          8,000         16,000         16,000        117,870
  Consulting                                          -         25,000              -         25,000         52,298
  General and administrative                      2,370          2,932          4,776          5,325         37,038
                                            ------------   ------------   ------------   ------------   ------------

                                                 20,825         42,964         33,438         63,357        280,858
                                            ------------   ------------   ------------   ------------   ------------

Loss Before Provision For Income Taxes          (20,825)       (42,964)       (33,438)       (63,357)      (280,858)

Provision For Income Taxes                            -              -              -              -            800
                                            ------------   ------------   ------------   ------------   ------------

Net Loss                                    $   (20,825)   $   (42,964)   $   (33,438)   $   (63,357)   $  (281,658)
                                            ============   ============   ============   ============   ============


Per Share Data
  Basic and diluted loss per share          $     (0.01)   $     (0.01)   $     (0.01)   $     (0.02)   $     (0.14)
                                            ============   ============   ============   ============   ============

  Weighted average common
      shares outstanding                      2,873,000      2,873,000      2,873,000      2,873,000      2,046,478
                                            ============   ============   ============   ============   ============





See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                         Period July
                                                                                                           10, 2001
                                                                                                         (Inception)
                                                                           Six Months Ended                Through
                                                                               June 30,                   June 30,
                                                                       2005               2004               2005
                                                                 -----------------   ----------------   ---------------
Cash Flows from Operating Activities
  Net Loss                                                       $       (33,438)    $      (63,357)    $    (281,658)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Rent provided in exchange for additional paid-in capital            2,100              1,050            16,683
       Compensation provided in exchange for additional
           paid-in capital                                                15,200             16,000           110,670
       Depreciation expense                                                2,614              2,614            13,111
       (Increase) decrease in assets
         Decrease in deposit                                                   -              5,000                 -
       Increase (decrease) in liabilities
         Increase (decrease) in accounts payable                          (1,702)            28,202            25,557
         Increase in income tax payable                                        -                  -               800
         Increase in due to officer                                            -                  -             1,060
                                                                 ----------------   ----------------   ---------------

         Net cash used in operating activities                           (15,226)           (10,491)         (113,777)
                                                                 ----------------   ----------------   ---------------

Cash Flows from Investing Activities
  Purchase of computer equipment                                               -                  -           (15,678)
                                                                 ----------------   ----------------   ---------------

       Net cash used in investing activities                                   -                  -           (15,678)
                                                                 ----------------   ----------------   ---------------

Cash Flows from Financing Activities
  Proceeds from officer loans                                             12,280                  -            12,280
  Proceeds from issuance of common stock                                       -                  -           117,650
  Issuance costs                                                               -                  -           (14,928)
  Additional paid-in capital contributed by stockholder                        -                  -            15,090
                                                                 ----------------   ----------------   ---------------

       Net cash provided by financing activities                          12,280                  -           130,092
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (2,946)           (10,491)              637

Cash and Cash Equivalents, beginning of period                             3,583             39,969                 -
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents, end of period                         $           637    $        29,478    $          637
                                                                 ================   ================   ===============





See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                               Period July
                                                                                                10, 2001
                                                                                               (Inception)
                                                               Six Months Ended                  Through
                                                                  June 30,                      June 30,
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






See the accompanying notes to these unaudited condensed financial statements.

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                                   (unaudited)


NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC).

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

As discussed in Note 5, the Company is currently pursuing a merger with Hawaii Biotech, Inc. (HBI). Under the proposed terms, the Company would issue shares to the shareholders of HBI so that as a group, the HBI shareholders would hold 94.25% of the fully diluted shares outstanding at the time of the merger. In exchange, HBI would pay a maximum of $175,000 in cash to the present controlling shareholders of the Company plus pay $25,000 to the Company's legal counsel. The proposed merger is still pending. The Company intends on pursuing its current business plan until such time as the merger is complete. In the event the merger is consummated, the shareholders of HBI will decide whether or not to continue the Company's current business plan.

The Company has experienced net losses since its inception and had an accumulated deficit of $290,588 at June 30, 2005. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.

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

Long-Lived Assets - The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of June 30, 2005, the Company does not believe there has been any impairment of its long-lived assets.

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

Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2005, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

Loss Per Share of Common Stock - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the six months ended June 30, 2005 and 2004, there were no common stock equivalents.

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

The components of the Company's income tax provision for the six months ended June 30, 2005 and 2004 and the period from July 10, 2001 (inception) through June 30, 2005 consist of:

                                                                                                  Period
                                                                                               July 10, 2001
                                                                                                (Inception)
                                                                     Six  Months Ended            Through
                                                                          June 30,               June 30,
                                                                     2005            2004            2005
                                                                 ----------      ----------     -------------
Current income tax expense                                       $      ---      $      ---     $         ---
Deferred income tax benefit from  capitalization  of start-up
   costs for tax purposes                                           (11,600)        (25,300)          (66,900)
Change in valuation allowance                                        11,600          25,300            66,900
                                                                 ----------      ----------     -------------

                                                                 $      ---      $      ---     $         ---
                                                                 ==========      ==========     =============


Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2005 are as follows:

         Deferred income tax assets
             Capitalized start-up costs for tax purposes           $    66,900
             Less: valuation allowance                                 (66,900)
                                                                   ------------

                                                                   $       ---
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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2005 and 2004, the Company was utilizing office space provided by the Company's president (also a stockholder). The president has waived reimbursement of the allocated rent of $2,100 and $1,050 for the six month periods ended June 30, 2005 and 2004, respectively, and has considered it as additional paid-in capital. The Company recorded total rent expense of $2,100 and $2,650 for the six months ended June 30, 2005 and 2004, respectively.

As mentioned in Note 1, the Company is in its development stage. For the six months ended June 30, 2005 and 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $16,000 has been recorded for the periods, respectively. For the six months ended June 30, 2004, the officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $16,000 charged to operations during the six months ended June 30, 2005, $800 was paid to the Company's treasurer. Payments for the remaining $15,200 were waived and considered donated capital.

NOTE 5 - PROPOSED MERGER

On June 6, 2005, the Company signed a term sheet pursuant to a proposed reverse merger with Hawaii Biotech, Inc. (HBI). Under the proposed terms, the Company would issue shares to the shareholders of HBI so that as a group, the HBI shareholders would hold 94.25% of the fully diluted shares outstanding at the time of the merger. In exchange, HBI would pay a maximum of $175,000 in cash to the present controlling shareholders of the Company plus pay $25,000 to the Company's legal counsel. The proposed merger is still pending. However, the $25,000 legal costs were pre-paid by HBI in June 2005 to the Company's attorney in the form of a retainer. During June 2005 the Company incurred $8,930 of legal cost against this retainer. These costs are recognized by HBI and are not reflected in the Company's operating expenses.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

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

We believe that the current marketplace of computer component and peripheral companies is highly fragmented, with literally dozens of such companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded computer component company to acquire several, smaller and established such companies with already-established product lines. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have been engaged in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. Even though we have incurred significant legal expenses related to those negotiations, we have not yet entered into any formal or binding agreement with that company. We cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

Liquidity and Capital Resources. Our total current assets were $637 as of June 30, 2005 which consisted entirely of cash and cash equivalents. We also had property and equipment with a net value of $2,567 making our total assets $3,204 as of June 30, 2005. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $43,697 as of June 30, 2005, of which $25,557 was represented by accounts payable, $800 of income tax payable and $17,340 due to officers. We had no other liabilities and no long term commitments or contingencies as of June 30, 2005.

For the three months ended June 30, 2005.

Results of Operations.

Revenue. We have realized no revenues from our inception on July 10, 2001 through June 30, 2005.

Operating Expenses. For the three months ended June 30, 2005, our total operating expenses were $29,755, making our net loss from operations for the three month period ending June 30, 2005 also a total of $29,755. Of that amount, $19,385 was represented by legal and accounting costs, $8,000 in compensation expenses and $2,370 in general and administrative expenses. This is in comparison to our operating expenses of $42,964 for the three months ended June 30, 2004. That amount was represented by general and administrative expenses of $2,932, legal and accounting costs of $7,032, compensation expense of $8,000 and consulting fees of $25,000. Our expenses in for the period ended June 30, 2005 are lower than those for the same period ended in 2004, which is primarily due to the $25,000 of consulting fees we incurred during the period ended June 30, 2004 which were non-recurring.

For the six months ended June 30, 2005.

Operating Expenses. For the six months ended June 30, 2005, our total operating expenses were $42,368, making our net loss from operations for the six month period ending June 30, 2005 also a total of $42,368. Of that amount, $21,592 was represented by legal and accounting costs, $16,000 in compensation expenses and $4,776 in general and administrative expenses. This is in comparison to our operating expenses of $63,357 for the six months ended June 30, 2004. That amount was represented by general and administrative expenses of $5,325, legal and accounting costs of $17,032, compensation expense of $16,000 and consulting fees of $25,000. Our expenses in for the period ended June 30, 2005 are lower than those for the same period ended in 2004, which is primarily due to the $25,000 of consulting fees we incurred during the period ended June 30, 2004 which were non-recurring.

To effectuate our business plan during the next twelve months, we must continue to develop relationships with manufacturers and potential customers, market our products and services and develop our brand image. We have had discussions with various third party manufacturers to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash memory drives than can support up to 2GB disk space, which is 1400 times more than a 1.44 MB floppy disk.

Our Plan of Operation for the Next Twelve Months. The Company is currently pursuing a merger with Hawaii Biotech, Inc. (HBI). Under the proposed terms, the Company would issue shares to the shareholders of HBI so that as a group, the HBI shareholders would hold 94.25% of the fully diluted shares outstanding at the time of the merger. In exchange, HBI would pay a maximum of $175,000 in cash to the present controlling shareholders of the Company plus pay $25,000 to the Company's legal counsel. The proposed merger is still pending and we have not entered into any binding agreements relating thereto. We cannot guaranty that this transaction will be completed or that we will enter into any similar transactions, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded. In the event the HBI merger is consummated, the shareholders of HBI will decide whether or not to continue the Company's current business plan. In the event the merger described above is not consummated, we will continue in the pursuit of our business plan. To effectuate our business plan during the next twelve months, we must continue to develop relationships with manufacturers and potential customers, market our products and services and develop our brand image. We have had discussions with various third party manufacturers to develop our own brand of USB flash memory drives, which are devices that can be used to access and transport data. We anticipate marketing flash memory drives than can support up to 2GB disk space, which is 1400 times more than a 1.44 MB floppy disk.

We have cash and equivalents totaling $637 as of June 30, 2005. We believe that our available cash along with contributions from our management will be sufficient to pay our day-to-day expenditures for the next twelve months. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months, and may continue to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $3,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of developing our new product line and the potential merger transaction discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

If we do not complete the merger transaction discussed herein, we may look for another merger or acquisition target. Otherwise, we will need to raise funds to operate under our current business plan. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                              Filtering Associates, Inc.,
                                              a Nevada corporation



August 22, 2005                      By:      /s/      Kevin Frost
                                              ---------------------------------
                                                       Kevin Frost
                                              Its:     President