Form 10QSB/A
period 2005-06-30
FILTERING ASSOCIATES INC
filed 2005-08-24
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB





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

The Company has experienced net losses since its inception and had an accumulated deficit of $281,658 at June 30, 2005. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.

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

The components of the Company's income tax provision for the six months ended June 30, 2005 and 2004 and the period from July 10, 2001 (inception) through June 30, 2005 consist of:

                                                                                                  Period
                                                                                               July 10, 2001
                                                                                                (Inception)
                                                                     Six  Months Ended            Through
                                                                          June 30,               June 30,
                                                                     2005            2004            2005
                                                                 ----------      ----------     -------------
Current income tax expense                                       $      ---      $      ---     $         ---

Deferred income tax benefit from  capitalization  of start-up
   costs for tax purposes                                            (6,400)        (25,300)          (61,700)
Change in valuation allowance                                         6,400          25,300            61,700
                                                                 ----------      ----------     -------------

                                                                 $      ---      $      ---     $         ---
                                                                 ==========      ==========     =============


Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2005 are as follows:


         Deferred income tax assets
             Capitalized start-up costs for tax purposes           $    61,700
             Less: valuation allowance                                 (61,700)
                                                                   ------------

                                                                   $       ---
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

Our current liabilities were $39,697 as of June 30, 2005, of which $25,557 was represented by accounts payable, $800 of income tax payable and $13,340 due to officers. We had no other liabilities and no long term commitments or contingencies as of June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005.

RESULTS OF OPERATIONS.

REVENUE. WE HAVE REALIZED NO REVENUES FROM OUR INCEPTION ON JULY 10, 2001 THROUGH JUNE 30, 2005.


OPERATING EXPENSES. For the three months ended June 30, 2005, our total operating expenses were $20,825, making our net loss from operations for the three month period ending June 30, 2005 also a total of $20,825. Of that amount, $10,455 was represented by legal and accounting costs, $8,000 in compensation expenses and $2,370 in general and administrative expenses. This is in comparison to our operating expenses of $42,964 for the three months ended June 30, 2004. That amount was represented by general and administrative expenses of $2,932, legal and accounting costs of $7,032, compensation expense of $8,000 and consulting fees of $25,000. Our expenses in for the period ended June 30, 2005 are lower than those for the same period ended in 2004, which is primarily due to the $25,000 of consulting fees we incurred during the period ended June 30, 2004 which were non-recurring.


FOR THE SIX MONTHS ENDED JUNE 30, 2005.


OPERATING EXPENSES. For the six months ended June 30, 2005, our total operating expenses were $33,438, making our net loss from operations for the six month period ending June 30, 2005 also a total of $33,438. Of that amount, $12,662 was represented by legal and accounting costs, $16,000 in compensation expenses and $4,776 in general and administrative expenses. This is in comparison to our operating expenses of $63,357 for the six months ended June 30, 2004. That amount was represented by general and administrative expenses of $5,325, legal and accounting costs of $17,032, compensation expense of $16,000 and consulting fees of $25,000. Our expenses in for the period ended June 30, 2005 are lower than those for the same period ended in 2004, which is primarily due to the $25,000 of consulting fees we incurred during the period ended June 30, 2004 which were non-recurring.

^


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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
-------------------------------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
-----------------

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

                                              Filtering Associates, Inc.,
                                              a Nevada corporation




August 23, 2005                      By:      /s/      Kevin Frost
                                              ---------------------------------
                                                       Kevin Frost
                                              Its:     President