Form 10QSB
period 2005-09-30
FILTERING ASSOCIATES INC
filed 2005-11-17
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                        ---------------    -------------

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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   (X) Yes   ( ) No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 11, 2005, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                                      INDEX




Financial Statements

    Condensed balance sheet as of September 30, 2005

    Condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and the period July 10, 2001 (inception) through September 30, 2005

    Condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, and the period July 10, 2001 (inception) through September 30, 2005

Notes to Condensed Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
--------------------------------------------------------------------------------


                                                                  September 30,
                                                                     2005
                                                                  ------------

                                 Assets

   Current assets
      Cash and cash equivalents                                   $     1,295
                                                                   ------------

        Total current assets                                            1,295

   Property & equipment, net                                            1,261
                                                                  ------------

        Total assets                                               $     2,556
                                                                  ============


             Liabilities and Stockholders' Equity (Deficit)

   Current liabilities
      Accounts payable                                            $    35,597
      Income tax payable                                                  915
      Due to related parties                                           18,340
                                                                   ------------

        Total current liabilities                                       54,852
                                                                  ------------

   Stockholders' equity (deficit)
      Preferred stock,  $.001 par value; authorized
        5,000,000 shares; no shares issued or outstanding
      Common stock,  $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        2,873,000 shares as of September 30, 2005                       2,873
      Additional paid-in capital                                      251,342
      Deficit accumulated during the development stage               (306,511)
                                                                  ------------

        Total stockholders' (deficit)                                (52,296)
                                                                 ------------

        Total liabilities and stockholders' (deficit)            $     2,556
                                                                 ============

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                            PERIOD JULY
                                                                                                             10, 2001
                                                                                                            (INCEPTION)
                                                   THREE MONTHS ENDED            NINE MONTHS ENDED            THROUGH
                                                      SEPTEMBER 30,                SEPTEMBER 30,           SEPTEMBER 30,
                                                   2005          2004           2005          2004             2005
                                                -----------   ------------   -----------   ------------   ----------------
     Revenues                                   $        -    $         -    $        -    $         -    $             -
                                                -----------   ------------   -----------   ------------   ----------------

     Expenses
       Legal and accounting                          4,364          4,000        17,026         21,032             78,016
       Compensation                                  8,000          8,000        24,000         24,000            125,870
       Consulting                                   10,000              -        10,000         25,000             62,298
       General and administrative                    2,489          4,813         7,265         10,138             39,527
                                                -----------   ------------   -----------   ------------   ----------------

                                                    24,853         16,813        58,291         80,170            305,711
                                                -----------   ------------   -----------   ------------   ----------------

     Loss before provision for income taxes        (24,853)       (16,813)      (58,291)       (80,170)          (305,711)

     Provision for income taxes                          -              -             -              -                800
                                                -----------   ------------   -----------   ------------   ----------------

     Net loss                                   $  (24,853)   $   (16,813)   $  (58,291)   $   (80,170)   $      (306,511)
                                                ===========   ============   ===========   ============   ================


     Per share data
       Basic and diluted loss per share         $    (0.01)   $     (0.01)   $    (0.02)   $     (0.03)   $         (0.15)
                                                ===========   ============   ===========   ============   ================

       Weighted average common
           shares outstanding                    2,873,000      2,873,000     2,873,000      2,873,000          2,095,791
                                                ===========   ============   ===========   ============   ================

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                           PERIOD JULY
                                                                                                             10, 2001
                                                                                                           (INCEPTION)
                                                                           NINE MONTHS ENDED                 THROUGH
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                        2005               2004                2005
                                                                   ----------------   ----------------   -----------------
    Cash flows from operating activities
      Net loss                                                     $       (58,291)   $       (80,170)   $       (306,511)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Rent provided in exchange for additional paid-in capital          3,150              1,050              17,733
           Compensation provided in exchange for additional
               paid-in capital                                              23,200             24,000             118,670
           Depreciation expense                                              3,920              3,921              14,417
           (Increase) decrease in assets
             Decrease in deposit                                                 -              5,000                   -
           Increase (decrease) in liabilities
             Increase in accounts payable                                    8,338             18,950              35,597
             Increase in income tax payable                                    115                  -                 915
             Increase in due to related parties                                  -                  -               1,060
                                                                   ----------------   ----------------   -----------------

             Net cash used in operating activities                         (19,568)           (27,249)           (118,119)
                                                                   ----------------   ----------------   -----------------

    Cash flows from investing activities
      Purchase of computer equipment                                             -                  -             (15,678)
                                                                   ----------------   ----------------   -----------------

           Net cash used in investing activities                                 -                  -             (15,678)
                                                                   ----------------   ----------------   -----------------

    Cash flows from financing activities
      Proceeds from officer loans                                           17,280                  -              17,280
      Proceeds from issuance of common stock                                     -                  -             117,650
      Issuance costs                                                             -                  -             (14,928)
      Additional paid-in capital contributed by stockholder                      -                  -              15,090
                                                                   ----------------   ----------------   -----------------

           Net cash provided by financing activities                        17,280                  -             135,092
                                                                   ----------------   ----------------   -----------------

    Net increase (decrease) in cash and cash equivalents                    (2,288)           (27,249)              1,295

    Cash and cash equivalents, beginning of period                           3,583             39,969                   -
                                                                   ----------------   ----------------   -----------------

    Cash and cash equivalents, end of period                       $         1,295    $        12,720    $          1,295
                                                                   ================   ================   =================

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                         PERIOD JULY
                                                                                                           10, 2001
                                                                                                         (INCEPTION)
                                                                        NINE MONTHS ENDED                  THROUGH
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     2005               2004                 2005
                                                                ----------------   ----------------    -----------------
Supplemental Disclosures of Cash Flow Information

    Cash paid for:

        Interest Expense                                        $             -    $             -     $              -
                                                                ================   ================    =================
        Income Taxes                                            $             -    $             -     $              -
                                                                ================   ================    =================

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (Unaudited)


NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC).

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

The Company has experienced net losses since its inception and had an accumulated deficit of $306,511 at September 30, 2005. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.


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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are three years for computer equipment. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

LONG-LIVED ASSETS - The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of September 30, 2005, the Company does not believe there has been any impairment of its long-lived assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2005, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.


LOSS PER SHARE OF COMMON STOCK - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the nine months ended September 30, 2005 and 2004, there were no common stock equivalents.


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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company's income tax provision for the nine months ended September 30, 2005 and 2004 and the period from July 10, 2001 (inception) through September 30, 2005 consist of:

                                                                                                    PERIOD
                                                                                                JULY 10, 2001
                                                                                                 (INCEPTION)
                                                                     NINE MONTHS ENDED             THROUGH
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    2005            2004            2005
                                                                 ----------      ----------   ---------------
Current income tax expense                                       $      ---      $      ---     $         ---
Deferred income tax benefit from  capitalization  of start-up
   costs for tax purposes                                           (13,700)        (32,100)          (69,000)
Change in valuation allowance                                        13,700          32,100            69,000
                                                                 ----------      ----------     -------------

                                                                 $      ---      $      ---     $         ---
                                                                 ==========      ==========     =============


Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2005 are as follows:

         Deferred income tax assets
             Capitalized start-up costs for tax purposes                                        $     69,000
             Less: valuation allowance                                                               (69,000)
                                                                                                -------------

                                                                                                $        ---
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


NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2005 and 2004, the Company was utilizing office space provided by the Company's president (also a stockholder). The president has waived reimbursement of the allocated rent of $3,150 and $1,050 for the nine month periods ended September 30, 2005 and 2004, respectively, and has considered it as additional paid-in capital. The Company recorded total rent expense of $3,150 and $5,050 for the nine months ended September 30, 2005 and 2004, respectively.

As mentioned in Note 1, the Company is in its development stage. For the nine months ended September 30, 2005 and 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $24,000 has been recorded for the periods, respectively. For the nine months ended September 30, 2004, the officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $24,000 charged to operations during the nine months ended September 30, 2005, $800 was paid to the Company's treasurer. Payments for the remaining $23,200 were waived and considered donated capital.

The Company has received advances from certain officers and shareholders. During the nine months ended September 30, 2005 the Company received advances from these related parties totaling $17,280. There were no related party advances made during the nine months ended September 30, 2004. These advances are non-interest bearing and are due on demand.

NOTE 5 - TERMINATION OF PROPOSED MERGER

On June 6, 2005, the Company signed a term sheet pursuant to a proposed reverse merger with Hawaii Biotech, Inc. (HBI). Under the proposed terms, the Company would issue shares to the shareholders of HBI so that as a group, the HBI shareholders would hold 94.25% of the fully diluted shares outstanding at the time of the merger. In exchange, HBI would pay a maximum of $175,000 in cash to the present controlling shareholders of the Company plus pay $25,000 to the Company's legal counsel. The proposed merger was terminated in October 2005. Legal costs incurred by the Company were used to reduce the $25,000 advance from HBI, and the Company recorded no assets or legal expenses as a result of this transaction. Any remaining unused legal advances are the property of HBI and are to be paid directly to HBI by the Company's legal counsel.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

Our business has been to market USB flash memory drives, which are devices that can be used to access and transport data. Our flash drives can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk. A flash drive can be plugged into any computer USB port, which we believe allows the host computer to automatically detect it as another removable drive, allowing the user to read, write, copy, delete and move data from a hard disk drive. We believe that this device allows the user to easily play MP3 files, run applications or view videos directly from the USB flash memory drive. Our management believes that there will be a growing market for this type of device because it is small and compact, and comes in various storage capacities, does not require any battery, software or cables and it is compatible with IBM PC/compatible desktop and laptop computers with USB or USB 2.0 port.

During 2005, part of our business strategy has been to acquire established companies with already-established product lines using our common stock as payment for any potential acquisitions. We believe that the current marketplace of computer component companies is highly fragmented, with literally dozens of such companies located throughout the country. On June 6, 2005, we signed a term sheet which contemplated a proposed reverse merger with Hawaii Biotech, Inc., or HBI. However, that term sheet was terminated by both parties in October 2005.

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $1,295 as of September 30, 2005 which consisted entirely of cash and cash equivalents. We also had property and equipment with a net value of $1,261 making our total assets $2,556 as of September 30, 2005. We believe that our available cash is not sufficient to pay our day-to-day expenditures. We expect that our management will contribute capital to pay our day-to-day expenditures for the next twelve months because they own a significant percentage of our stock.

Our current liabilities were $54,852 as of September 30, 2005, of which $35,597 was represented by accounts payable, $915 of income tax payable and $18,340 due to related parties. We had no other liabilities and no long term commitments or contingencies as of September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues from our inception on July 10, 2001 through September 30, 2005.

OPERATING EXPENSES. For the three months ended September 30, 2005, our total operating expenses were $24,853, making our net loss from operations for the three month period ending September 30, 2005 also a total of $24,853. Of that amount, $4,364 was represented by legal and accounting costs, $8,000 in compensation expenses, $10,000 in consulting expenses and $2,489 in general and administrative expenses. This is in comparison to our operating expenses of $16,813 for the three months ended September 30, 2004. That amount was represented by general and administrative expenses of $4,813, legal and accounting costs of $4,000 and compensation expense of $8,000. Our expenses for the period ended September 30, 2005 are higher than those for the same period ended in 2004, which is primarily due to the $10,000 of consulting fees we incurred during the period ended September 30, 2005 which are related to our pursuit of outside investors and/or acquisition candidates.

Pursuant to that term sheet with HBI, $25,000 of our anticipated legal costs were pre-paid by HBI in June 2005 to our attorney in the form of a retainer. During June 2005, we incurred $8,930 of legal cost against this retainer. During the three months ended September 30, 2005, we incurred $9,000 of legal costs against this retainer. These costs are recognized by HBI and are not reflected in our operating expenses. The termination of that term sheet provided that the balance of that retainer was to be returned to HBI.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

OPERATING EXPENSES. For the nine months ended September 30, 2005, our total operating expenses were $58,291, making our net loss from operations for the nine month period ending September 30, 2005 also a total of $58,291. Of that amount, $17,026 was represented by legal and accounting costs, $24,000 in compensation expenses, $10,000 in consulting fees and $7,265 in general and administrative expenses. This is in comparison to our operating expenses of $80,170 for the nine months ended September 30, 2004. That amount was represented by general and administrative expenses of $10,138, legal and accounting costs of $21,032, compensation expense of $24,000 and consulting fees of $25,000. Our expenses in for the period ended September 30, 2005 are lower than those for the same period ended in 2004, which is primarily due to an additional $15,000 of consulting fees we incurred during the period ended September 30, 2004.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. While we are continuing to market our USB flash memory drives, our primary objective for the next twelve months will be to acquire an established company with already-established product lines. We have been engaged in discussions and negotiations with another company with the goal to acquire that company, although we have not yet entered into any formal or binding agreement with that company. We cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

We have cash and equivalents totaling $1,295 as of September 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months, and we will have to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $3,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of the search for potential investors and/or merger candidates discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to complete an acquisition of another company. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

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

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

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

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                            Filtering Associates, Inc.,
                                            a Nevada corporation



November 14, 2005                  By:      /s/   Kevin Frost
                                            -----------------------------------
                                                     Kevin Frost
                                            Its:     President