Form 10KSB
period 2005-12-31
FILTERING ASSOCIATES INC
filed 2006-04-17
CIK 1163882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File Number: 000-50004

Filtering Associates, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 W. Avenida Gaviota, Suite A, San Clemente CA	92672
(Address of principal executive offices)	(Zip Code)
949-244-4608
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 14, 2006, approximately $59,650.

As of April 14, 2006, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                ☐ Yes        ☒ No

PART I

Item 1. Description of Business.

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

During 2005, we began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. On June 6, 2005, we signed a term sheet pursuant to a proposed reverse merger with Hawaii Biotech, Inc. (HBI). However, the proposed merger was terminated in October 2005. Legal costs incurred by us were used to reduce a $25,000 advance from HBI, and we recorded no assets or legal expenses as a result of this transaction. Any remaining unused legal advances are the property of HBI and were paid directly to HBI by our former legal counsel.

On April 13, 2006, we executed a definitive agreement to merge with Matinee Media Corporation, a Texas corporation (MMC). MMC’s principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity. We cannot assure you that the merger will be consummated.

If we do not complete the merger transaction discussed herein, we may look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Our Products. We market and sell USB flash memory drives, under our brand name of “Filter Drives.” A USB flash memory drive can support up to 2GB disk space, which is 1400 times more than a 1.44MB floppy disk. The Filter Drive USB flash drive is a “plug and play” device, which means it may be plugged into any USB port and the computer will automatically detect it as another removable drive, allowing the user to read, write, copy, delete and move data from a hard disk drive to or from the flash drive.

Our management believes that our products have many applications, including allowing the user to play MP3 files, run applications or view videos directly from a Filter Drive. A Filter Drive also supports flash ROM (EEPROM) for ISP (In-System Programming) applications. In addition, the user can change or update their Filter Drive USB flash drive firmware anytime and anywhere through a USB port. To enhance security, a Filter Drive can be used as a key to valuable information on the user’s hard disk drive. Without the key, i.e., the Filter Drive, the data is not accessible.

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

Our Target Markets and Marketing Strategy. Our objective is to market our products to computer users who increasingly need portable computer storage media, such as our flash memory drive components offer. We expect to market the products that we sell using a variety of tactics, including:

•	Direct Marketing. Traditional direct mail and e-mail messages will be targeted at qualified sales prospects.
•
Online Marketing. Our website, www.filterdrive.com, is used to provide sales prospects with relevant product information. By maximizing the self-service sales potential of our website, we hope to lower our overall cost of sales.

•
Trade Shows. We intend to attend industry events to build awareness and generate sales leads. We hope to optimize our investment in event participation by attending shows in conjunction with proposed partnering organizations, such as companies that manufacture the products that we sell.

•	Advertising. We intend to utilize limited print and online advertising to target market niches and to complement the overall marketing strategy.

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

We own the Internet domain name www.filterdrive.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities, other than those activities related to our website. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into distribution relationships with third party manufacturers.

Employees. As of December 31, 2005, we have no employees, other than our officers and directors. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2. Description of Property.

Property held by us. As of the date specified in the following table, we held the following property:

Property	December 31, 2005	December 31, 2004
Cash and cash equivalents	$700	$3,583
Property and equipment, net	$688	$5,181

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

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Market Information.  In April 2004,our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "FLTG". As of April 14, 2006, there has been no trading.

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

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. We have 2,873,000 shares of our common stock issued and outstanding as of December 31, 2005.

The approximate number of holders of record of shares of our common stock is 25. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 485,670 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

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

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

For the year ended December 31, 2005 compared to the year ended December 31, 2004.

Liquidity and Capital Resources. Our total current assets were $700 as of December 31, 2005, which consisted solely of cash and equivalents. We believe that our available cash is not sufficient to pay our day-to-day expenditures but expect our officers to pay our expenses to allow us to continue operating. We also had $688 in net property and equipment as of December 31, 2005, making our total assets $1,388 as of December 31, 2005. This is in comparison to December 31, 2004, where we had $3,583 in cash and equivalents and net property and equipment in the amount of $5,181.

Our current liabilities were $52,284 as of December 31, 2005, of which $32,644 was represented by accounts payable, $800 of income tax payable and $20,840 due to an officer. We had no other liabilities and no long term commitments or contingencies as of December 31, 2005. This is in comparison to December 31, 2004, where we had $29,119 in current liabilities, of which $27,259 was represented by accounts payable, $800 of income tax payable and $1,060 was due to an officer.

Results of Operations.

Revenue. For the years ended December 31, 2005 and 2004, and from our inception on July 10, 2001 through December 31, 2005, we have realized no revenues.

Operating Expenses. For the year ended December 31, 2005, our total operating expenses were $82,141. This amount was represented by $20,396 in legal and accounting expenses, $32,000 in compensation expense, $20,850 in consulting expense, and $8,895 in general and administrative expenses. We also had $15,000 in other income, which was represented by forgiveness of a debt. Therefore, our net loss from operations for the year ending December 31, 2005 was $67,971, including $800 as provision for income taxes. This is in comparison to our operating expenses and a net loss of $94,790 for the year ended December 31, 2004. This amount was represented by $25,586 in legal and accounting expenses, $32,000 in compensation expense, $25,298 in consulting expense, $11,106 in general and administrative expenses and $800 in income taxes. The increase in operating expenses from 2005 to 2004 was due primarily to increased legal and accounting expenses, and increased consulting expenses in 2005, due to possible merger discussions we undertook in 2005. We anticipate that we will continue to incur significant general and administrative expenses, as well as expenses related to our proposed merger with MMC.

Our net loss for the period from our inception on July 10, 2001 through December 31, 2005 was $316,161.

Our Plan of Operation for the Next Twelve Months. While we are continuing to market our USB flash memory drives, our primary objective for the next twelve months will be to close the proposed merger with MMC. If we do not complete the merger transaction with MMC, we will look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

We have cash and equivalents totaling $700 as of December 31, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months, and we will have to rely on contributions from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $3,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs to our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
TABLE OF CONTENTS

Financial Statements and Notes	Page #

Reports of Independent Registered Public Accounting Firms	9

Balance Sheet as of December 31, 2005	10

Statements of Operations for the years ended December 31, 2005 and 2004, and the periods July 10, 2001 (inception) through December 31, 2005	11

Statement of Stockholders’ Equity (Deficit) for the period July 10, 2001 (inception) through December 31, 2005	12

Statements of Cash Flows for the years ended December 31, 2005 and 2005, and the periods July 10, 2001 (inception) through December 31, 2005	13-14

Notes to Financial Statements	15-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Filtering Associates, Inc.

We have audited the accompanying balance sheet of Filtering Associates, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended and for the period July 10, 2001 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Filtering Associates, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended and and for the period July 10, 2001 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital and incurred significant losses for the years ended December 31, 2005 and 2004 and has an accumulated deficit of $316,161 as of December 31, 2005. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance, California
April 14, 2006

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2005

Assets

Current assets
Cash and cash equivalents	$700

Total current assets	700

Property & equipment, net	688

Total assets	$1,388

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$32,644
Income taxes payable	800
Due to related parties	20,840

Total current liabilities	54,284

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of December 31, 2005	2,873
Additional paid-in capital	260,392
Deficit accumulated during the development stage	(316,161)

Total stockholders' (deficit)	(52,896)

Total liabilities and stockholders' (deficit)	$1,388

See the accompanying notes

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2005	2004	2005
Revenues	$ -	$ -	$ -

Expenses
Legal and accounting	20,396	25,586	81,386
Compensation	32,000	32,000	133,870
Consulting	20,850	25,298	73,148
General and administrative	8,895	11,106	41,157
Total Expenses	82,141	93,990	329,561

Other income (expense)
Forgiveness of debt	15,000	-	15,000

Loss before provision for income taxes	(67,141)	(93,990)	(314,561)

Provision for income taxes	(800)	(800)	(1,600)

Net income (loss)	$(67,941)	$(94,790)	$(316,161)

Per share data
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.15)

Weighted average common
shares outstanding	2,873,000	2,873,000	2,139,550

See the accompanying notes

FILTERING ASSOCIATES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) PERIOD JULY 10, 2001 (INCEPTION) THOUGH DECEMBER 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, July 10, 2001 (inception)	-	$-	$-	$-	$-

Issuance of common stock, July 2001	1,000,000	1,000	9,000	-	10,000
Additional paid-in capital (in exchange
for rent and compensation)	-	-	11,983	-	11,983
Net loss	-	-	-	(13,624)	(13,624)

Balance, December 31, 2001	1,000,000	1,000	20,983	(13,624)	8,359

Issuance of common stock , net of
issuance costs of $14,928, November
2002	893,000	893	28,829	-	29,722
Additional paid-in capital (in exchange
for rent and compensation)	-	-	32,070	-	32,070
Additional paid-in capital (contributed
by a stockholder)	-	-	13,290		13,290
Net loss	-	-	-	(74,978)	(74,978)

Balance, December 31, 2002	1,893,000	1,893	95,172	(88,602)	8,463

Issuance of common stock , August 2003	700,000	700	34,300	-	35,000
Issuance of common stock, September
2003	280,000	280	27,720	-	28,000
Additional paid-in capital (in exchange
for rent and compensation)	-	-	36,200	-	36,200
Additional paid-in capital (contributed
by a stockholder)	-	-	1,800	-	1,800
Net loss	-	-	-	(64,828)	(64,828)

Balance, December 31, 2003	2,873,000	2,873	195,192	(153,430)	44,635

Additional paid-in capital (in exchange	-	-	29,800	-	29,800
for rent and compensation)
Net loss	-	-	-	(94,790)	(94,790)

Balance, December 31, 2004	2,873,000	$2,873	$224,992	$(248,220)	$(20,355)

Additional paid-in capital (in exchange
for rent and compensation)	-	-	35,400	-	35,400
Net loss	-	-	-	(67,941)	(67,941)

Balance, December 31, 2005	2,873,000	$2,873	$260,392	$(316,161)	$(52,896)

See the accompanying notes

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2005	2004	2005

Cash flows from operating activities
Net loss	$(67,941)	$(94,790)	$(316,161)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rent provided in exchange for additional paid-in capital	4,200	4,200	18,783
Compensation provided in exchange for additional
paid-in capital	31,200	25,600	126,670
Forgiveness of debt	15,000		15,000
Depreciation expense	4,493	5,226	14,990
(Increase) decrease in assets
Decrease in deposit	-	5,000	-
Increase (decrease) in liabilities
Increase in accounts payable	(9,615)	17,578	17,644
Increase in income tax payable	-	800	800
Increase in due to related parties	-	-	1,060

Net cash used in operating activities	(22,663)	(36,386)	(121,214)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	19,780	-	19,780
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	19,780	-	137,592

Net increase (decrease) in cash and cash equivalents	(2,883)	(36,386)	700

Cash and cash equivalents, beginning of period	3,583	39,969	-

Cash and cash equivalents, end of period	$700	$3,583	$700

See the accompanying notes

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2005	2004	2005

Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$-	$-	$-
Income Taxes	$800	$-	$800

See the accompanying notes

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - COMPANY OPERATIONS

Filtering Associates, Inc. (the “Company”) was incorporated in the state of Nevada on July 10, 2001. The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is in the process of developing a marketing plan to initiate the distribution of computer peripheral devices. The Company currently has not generated any revenues from its distribution operations.

Going Concern - The Company has experienced net losses since its inception and had an accumulated deficit of $316,161 at December 31, 2005. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.

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

Long-Lived Assets - The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of December 31, 2005, the Company does not believe there has been any impairment of its long-lived assets.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments - SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

Loss Per Share of Common Stock - The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the two years ended December 31, 2005 and 2004, there were no common stock equivalents.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following statements:

In March 2006, the FASB issued Statement 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company plans on adopting this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company plans on adopting this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations.

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company plans on adopting this statement on January 1, 2006, and does not believe that it will have a significant impact on its operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has evaluated the impact of the adoption of FIN 47, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005:

Computer equipment	$15,678
Less: accumulated depreciation	(14,990)

$688

Depreciation charged to operations in 2005 and 2004 was $4,493 and $5,226, respectively.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the two years ended December 31, 2005 and 2004 and the period from July 10, 2001 (inception) through December 31, 2005 consist of:

					Period
					July 10, 2001
					(Inception)
	Year Ended				Through
	December 31,				December 31,
	2005		2004		2005
Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of start-up costs for tax purposes		(12,700)		(31,300)	(68,000)
Change in valuation allowance		12,700		31,300	68,000
	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of December 31, 2005 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$68,000
Less: valuation allowance		(68,000)
	$	---

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax asset is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount. Changes in the valuation allowance for 2005 and 2004 were $12,700 and $31,300, respectively. The Company has net operating loss carryforwards for federal and state income tax reporting purposes totaling approximately $68,000 which expire in various years through 2025. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company utilized office space provided by the Company’s president, who is also a stockholder. The president has waived reimbursement of the allocated rent of $4,200 and $4,200 for the years ended December 31, 2005 and 2004, respectively, and has considered it as additional paid-in capital. The $4,200 was charged to rent expense in each of the two years.

As mentioned in Note 1, the Company is in its development stage. For the years ended December 31, 2005 and 2004, the officers of the Company devoted time to the development process of the Company. Compensation expense attributed to their services during 2005 and 2004 totaled $32,000 and $25,600, respectively. Of the amount accrued in 2005, $800 was paid. The respective officers waived reimbursements of the remaining amounts due which were credited to equity as donated capital.

The Company has received advances from certain officers and shareholders. During the years ended December 31, 2005 and 2004 the Company received advances from these related parties totaling $19,780 and $1,060, respectively. These advances are non-interest bearing and are due on demand.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NOTE 8 - FORGIVENESS OF DEBT

During the year ended December 31, 2005, the Company experienced a forgiveness of debt in the amount of $15,000 from a consulting firm.

NOTE 9 - RECLASSIFICATION

Certain reclassifications have been made to conform prior period financial statement amounts to the current period presentation for comparative purposes.

NOTE 10 - TERMINATION OF PROPOSED MERGER

On June 6, 2005, the Company signed a term sheet pursuant to a proposed reverse merger with Hawaii Biotech, Inc. (HBI). Under the proposed terms, the Company would issue shares to the shareholders of HBI so that as a group, the HBI shareholders would hold 94.25% of the fully diluted shares outstanding at the time of the merger. In exchange, HBI would pay a maximum of $175,000 in cash to the present controlling shareholders of the Company plus pay $25,000 to the Company’s legal counsel. The proposed merger was terminated in October 2005. Legal costs incurred by the Company were used to reduce the $25,000 advance from HBI, and the Company recorded no assets or legal expenses as a result of this transaction. Any remaining unused legal advances are the property of HBI and are to be paid directly to HBI by the Company’s legal counsel.

NOTE 11- SUBSEQUENT EVENTS

On April 13, 2006, the Company entered into an agreement to merge with Matinee Media Corporation, a Texas corporation (MMC) subject to certain terms and conditions. Under the merger agreement certain shareholders of the Company will cancel 1,665,272 shares of their common stock in exchange for the Company distributing to them all the Company’s current existing business and related assets and liabilities. MMC will transfer its business into the Company. Once the merger takes effect, MMC shareholders will own no less than 92% of the outstanding common stock of the Company and the Company’s current shareholders owning no more than 8%.

Matinee Media Corporation was incorporated in the State of Texas on October 12, 2005. MMC’s principal source of revenue is expected be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except that on March 30, 2005, we changed auditors as reported on our Form 8-K filed on April 5, 2005.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December
31, 2005, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.
On April 13, 2006, we executed a definitive agreement to merge with Matinee Media Corporation, a Texas corporation (MMC). The definitive merger agreement for the merger contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require that MMC have closed funding with gross proceeds of not less than $6.0 million and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officer and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Kevin Frost	37	President and a Director
Edward Wiggins	34	Treasurer and a Director

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2005 and 2004. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Kevin Frost - president	2004	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None
Edward Wiggins - treasurer	2004	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of April 14, 2006, our officers have received no compensation for their services provided to us.

Employment Contracts. We do not have any employment agreements.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2006 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kevin Frost 101 W. Avenida Gaviota, Suite A, San Clemente, CA 92672	1,180,000 shares president, director	41.1%
Common Stock	Edward Wiggins 101 W. Avenida Gaviota, Suite A, San Clemente, CA 92672	500,000 shares treasurer, director	17.4%
Common Stock	All directors and named executive officers as a group	1,680,000 shares	58.4%

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

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related party transactions. Through April 2004, Mr. Frost, our president and one of our directors provided office space to us at no charge. Mr. Frost does not expect to be paid or reimbursed for providing office facilities. Subsequent to April 2004 we paid Edward Wiggins, one of our officers and directors for office space. During the years ended December 31, 2005 and 2004 we recorded total rent expense of $4,200 and $4,200, respectively. A total of $4,200 of the recorded rent expense was contributed by directors during each of the years ended December 31, 2005 and 2004.

During the years ended December 31, 2005 and December 31, 2004, we received advances totaling $19,780 and $1,160 respectively, from Edward Wiggins, one of our officers and directors, and made repayments to the officer totaling $100. The amounts due to this officer are non interest bearing and payable on demand.

For the years ended December 31, 2005, and December 31, 2004 our officers devoted time to our development. Compensation expense totaling $32,000 and $25,600 has been recorded for the years ended December 31, 2005 and 2004, respectively. Of the amount accrued in 2005, $800 was paid. The officers have waived reimbursement of the remaining amounts due and have considered these amounts as donated capital.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclosing such transactions in prospectuses where required;
•	disclosing in any and all filings with the Securities and Exchange Commission, where required;
•	obtaining disinterested directors consent; and
•	obtaining shareholder consent where required.

Item 13. Exhibits

3.1  Articles of Incorporation*

3.2  Bylaws*

10  Agreement and Plan of Merger with Matinee Media Corporation

31  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32     Section 906 Certification by Chief Executive Officer and Chief Financial Officer

*          Included in the registration statement on Form SB-2 filed on January 23, 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $17,250, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2005, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees." For the fiscal year ended December 31, 2004, we were billed a total of $1,250 by a separate accountant for consulting services relating to the review of the Company’s September 30, 2004 10-QSB filing.

Tax Fees. For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid the following amounts: $1,000 and $850 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of  San Clemente, California, on April 14, 2006.

Filtering Associates, Inc. a Nevada corporation

By:	/s/ Kevin Frost
Its:	Kevin Frost principal executive officer
President and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Kevin Frost Kevin Frost	April 14, 2006
Its:	principal executive officer
president and a director

By:	/s/ Edward Wiggins Edward Wiggins	April 14, 2006
Its:	principal accounting officer
treasurer and a director