Form 10QSB
period 2006-03-31
FILTERING ASSOCIATES INC
filed 2006-05-15
CIK 1163882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 000-50004

Filtering Associates, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 W. Avenida Gaviota, Suite A, San Clemente, California 92672 (Address of principal executive offices)

949.244.4608
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2006, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

March 31,
2006

Assets

Current assets
Cash and cash equivalents	$8

Total current assets	8

Property & equipment, net	481

Total assets	$489

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$32,955
Income taxes payable	800
Due to related parties	22,850

Total current liabilities	56,605

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of March 31, 2006	2,873
Additional paid-in capital	269,442
Deficit accumulated during the development stage	(328,431)

Total stockholders' (deficit)	(56,116)

Total liabilities and stockholders' (deficit)	$489

See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Revenues	$-	$-	$-

Expenses
Legal and accounting	1,444	2,207	82,830
Compensation	8,000	8,000	141,870
Consulting	1,275	-	74,423
General and administrative	1,551	2,406	41,108

Total Expenses	(12,270)	(12,613)	(340,231)

Other income (expense)
Forgiveness of debt	-	-	15,000

Loss before provision for income taxes	(12,270)	(12,613)	(325,231)

Provision for income taxes	-	-	(3,200)

Net income (loss)	$(12,270)	$(12,613)	$(328,431)

Per share data
Basic and diluted loss per share	$(0.00)	$(0.00)	-

Weighted average common
shares outstanding	2,873,000	2,873,000	-

See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATED, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(12,270)	$(12,613)	$(328,431)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rent provided in exchange for additional paid-in capital	1,050	1,050	19,833
Compensation provided in exchange for additional
paid-in capital	8,000	5,600	134,670
Depreciation expense	207	1,307	15,197
(Increase) decrease in assets
Decrease in deposit	-	-	-
Increase (decrease) in liabilities
Increase in accounts payable	311	106	32,955
Increase in income tax payable	-	-	800
Increase in due to related parties	-	1,600	1,060

Net cash used in operating activities	(2,702)	(2,950)	(123,916)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	2,010	-	21,790
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	2,010	-	139,602

Net increase (decrease) in cash and cash equivalents	(692)	(2,950)	8

Cash and cash equivalents, beginning of period	700	3,583	-

Cash and cash equivalents, end of period	$8	$633	$8

See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$-	$-	$-
Income Taxes	$-	$-	$2,400

See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC).

Filtering Associates, Inc. (the “Company”) was incorporated in the state of Nevada on July 10, 2001. The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is in the process of seeking an operating business to acquire or merge with (See Note 5 - Subsequent Events).

Going Concern - The Company has experienced net losses since its inception and had an accumulated deficit of $328,431 at March 31, 2006. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure.

We anticipate that the Company will merge with Matinee Media Corporation pursuant to the terms of the Agreement and Plan of Merger which was executed on April 13, 2006. The completion of the Merger is contingent upon Matinee completing its private offering with no less than $6,000,000 raised. See Note 5 - Subsequent Events.

If the above merger fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Long-Lived Assets - The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of March 31, 2006, the Company does not believe there has been any impairment of its long-lived assets.

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

Fair Value of Financial Instruments - SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2006, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

Loss Per Share of Common Stock - The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the three months ended March 31, 2006 and 2005, there were no common stock equivalents.

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

Reclassification

Certain reclassifications have been made to the inception to date and to the 2005 balances and to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the three months ended March 31, 2006 and 2005 and the period from July 10, 2001 (inception) through March 31, 2006 consist of:

					Period
					July 10, 2001
					(Inception)
	Three Months Ended				Through
	March 31,				March 31,
	2006		2005		2006

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of start-up costs for tax purposes		(2,800)		(2,400)	(70,800)
Change in valuation allowance		2,800		2,400	70,800
	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of March 31, 2006 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$70,800
Less: valuation allowance		(70,800)

	$	---

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company utilized office space provided by the Company’s president (also a stockholder). The president has waived reimbursement of the allocated rent of $1,050 and has considered it as additional paid-in capital. The Company recorded total rent expense of $1,050 for periods, respectively.

As mentioned in Note 1, the Company is in its development stage. For the three months ended March 31, 2006 and 2005, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $8,000 has been recorded for periods, respectively. For the three months ended March 31, 2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $8,000 charged to operations during the three months ended March 31, 2005, $800 was paid to the Company’s treasurer and $1,600 was accrued and added to the “due to officer” balance. Payments for the remaining $5,600 were waived and considered donated capital.

The Company has received advances from certain officers and shareholders. During the three months ended March 31, 2006 and 2005 the Company received advances from these related parties totaling $2,010 and $-0-, respectively. These advances are non-interest bearing and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

On April 13, 2006, the Company entered into an agreement to merge with Matinee Media Corporation, a Texas corporation (MMC) subject to certain terms and conditions. Under the merger agreement certain shareholders of the Company will cancel 1,665,272 shares of their common stock in exchange for the Company distributing to them all the Company’s current existing business and related assets and liabilities. MMC will transfer its business into the Company. Once the merger takes effect, MMC shareholders will own no less than 92% of the outstanding common stock of the Company and the Company’s current shareholders owning no more than 8%. Material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. We cannot assure you that the merger will be consummated.

Matinee Media Corporation was incorporated in the State of Texas on October 12, 2005. MMC’s principal source of revenue is expected to be from the purchase, development and resale of direct and indirect interest in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2006.

During the past three months, our business strategy has been to acquire established companies with already-established product lines using our common stock as payment for any potential acquisitions. We believe that the current marketplace of computer component companies is highly fragmented, with literally dozens of such companies located throughout the country.

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

Liquidity and Capital Resources. Our total current assets were $8 as of March 31, 2006, which consisted solely of cash and equivalents. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our management to continue operating. We had $481 in net property and equipment as of March 31, 2006, making our total assets $489 as of March 31, 2006. This is in comparison to March 31, 2005, where we had $633 in cash and equivalents and net property and equipment in the amount of $3,874.

Our current liabilities were $56,605 as of March 31, 2006, of which $32,955 was represented by accounts payable, $800 in income taxes payable, and $22,850 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of March 31, 2006. This is in comparison to March 31, 2005, where we had $27,365 in accounts payable, $800 in income tax payable and $2,660 due to an officer.

Results of Operations.

Revenue. For the three months ended March 31, 2006 and 2005, and from our inception on July 10, 2001 through March 31, 2006, we have realized no revenues. We hope to generate revenues as we implement our revised business plan and develop our customer base.

Operating Expenses. For the three months ended March 31, 2006, our total operating expenses were $12,270. This amount was represented by $1,444 in legal and accounting expenses, $8,000 in compensation expense, $1,275 in consulting expense and $1,551 in general and administrative expenses. This is in comparison to our operating expenses of $12,613 for the three months ended March 31, 2005, which was represented by $2,207 in legal and accounting expenses, $8,000 in compensation expense and $2,406 in general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses, as well as expenses related to our proposed merger with MMC.

Our net loss for the period from our inception on July 10, 2001 through March 31, 2006 was $328,431.

Our Plan of Operation for the Next Twelve Months.

On April 13, 2006, we entered into an agreement to merge with Matinee Media Corporation, a Texas corporation (MMC) subject to certain terms and conditions. Under the merger agreement certain of our shareholders will cancel 1,665,272 shares of their common stock in exchange for us distributing to them all of our current existing business and related assets and liabilities. MMC will transfer its business to us. Once the merger takes effect, MMC shareholders will own no less than 92% of the outstanding our common stock and our current shareholders owning no more than 8%. Material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. We cannot assure you that the merger will be consummated.

Matinee Media Corporation was incorporated in the State of Texas on October 12, 2005. MMC’s principal source of revenue is expected to be from the purchase, development and resale of direct and indirect interest in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.
We have cash of $8 as of March 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $3,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2006, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

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

Filtering Associates, Inc., a Nevada corporation

May 15, 2006	By:	/s/ Kevin Frost
Kevin Frost
Its:		President