Form 10QSB
period 2006-06-30
FILTERING ASSOCIATES INC
filed 2006-08-21
CIK 1163882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                    ------------    -------------

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

             101 W. Avenida Gaviota, Suite A, San Clemente, California 92672
--------------------------------------------------------------------------------
                         (Address of principal executive offices)


                                  949.244.4608
                                  ------------
                           (Issuer's Telephone Number)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  (X)Yes   ( )No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 15, 2006, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                      June 30,
                                                                        2006
                                                                    ------------

                                  ASSETS
                                  ------
    Current assets
       Cash and cash equivalents                                    $     2,049
                                                                    ------------

         Total current assets                                             2,049

    Property & equipment, net                                               275
                                                                    ------------

         Total assets                                               $     2,324
                                                                    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Current liabilities
       Accounts payable                                             $    35,973
       Income taxes payable                                                 800
       Due to related parties                                            34,850
                                                                    ------------

         Total current liabilities                                       71,623
                                                                    ------------

    Stockholders' equity (deficit)
       Preferred stock,  $.001 par value; authorized
         5,000,000 shares; no shares issued or outstanding
       Common stock,  $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         2,873,000 shares as of June 30, 2006                             2,873
       Additional paid-in capital                                       278,492
       Deficit accumulated during the development stage                (350,664)
                                                                    ------------

         Total stockholders' (deficit)                                  (69,299)
                                                                    ------------

         Total liabilities and stockholders' (deficit)              $     2,324
                                                                    ============





       See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                            PERIOD JULY
                                                                                                             10, 2001
                                                                                                            (INCEPTION)
                                                   THREE MONTHS ENDED            SIX MONTHS ENDED             THROUGH
                                                        JUNE 30,                     JUNE 30,              JUNE 30, 2006
                                                   2006          2005           2006          2005             2006
                                                -----------   ------------   -----------   ------------   ----------------
     Revenues                                   $        -    $         -    $        -    $         -    $             -
                                                -----------   ------------   -----------   ------------   ----------------

     Expenses
       Legal and accounting                         10,957         10,455        12,401         12,662             93,787
       Compensation                                  8,000          8,000        16,000         16,000            149,870
       Consulting                                    1,750              -         3,025              -             76,173
       General and administrative                    1,526          2,370         3,077          4,776             42,634
                                                -----------   ------------   -----------   ------------   ----------------

       Total Expenses                               22,233         20,825        34,503         33,438            362,464
                                                -----------   ------------   -----------   ------------   ----------------

     Other income (expense)
       Forgiveness of debt                               -              -             -              -             15,000

     Loss before provision for income taxes        (22,233)       (20,825)      (34,503)       (33,438)          (347,464)

     Provision for income taxes                          -              -             -              -              3,200
                                                -----------   ------------   -----------   ------------   ----------------

     Net income (loss)                          $  (22,233)   $   (20,825)   $  (34,503)   $   (33,438)   $      (350,664)
                                                ===========   ============   ===========   ============   ================


     Per share data
       Basic and diluted loss per share         $    (0.01)   $     (0.01)   $    (0.01)   $     (0.01)   $             -
                                                ===========   ============   ===========   ============   ================

       Weighted average common
           shares outstanding                    2,873,000      2,873,000     2,873,000      2,873,000                  -
                                                ===========   ============   ===========   ============   ================





       See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        Period July
                                                                                                          10, 2001
                                                                                                        (Inception)
                                                                         Six Months Ended                 Through
                                                                            June 30,                       June 30,
                                                                     2006               2005                2006
                                                                ----------------   ----------------   -----------------
 Cash flows from operating activities
   Net loss                                                     $       (34,503)   $       (33,438)   $       (350,664)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Contributed rent                                                  2,100              2,100              20,883
        Contributed compensation                                         16,000             15,200             142,670
        Depreciation expense                                                413              2,614              15,403
        (Increase) decrease in assets
        Increase (decrease) in liabilities
          Increase in accounts payable                                    3,329             (1,702)             35,973
          Increase in income tax payable                                      -                  -                 800
          Increase in due to related parties                                  -                  -               1,060
                                                                ----------------   ----------------   -----------------

          Net cash used in operating activities                         (12,661)           (15,226)           (133,875)
                                                                ----------------   ----------------   -----------------

 Cash flows from investing activities
   Purchase of computer equipment                                             -                  -             (15,678)
                                                                ----------------   ----------------   -----------------

        Net cash used in investing activities                                 -                  -             (15,678)
                                                                ----------------   ----------------   -----------------

 Cash flows from financing activities
   Proceeds from officer loans                                           14,010             12,280              33,790
   Proceeds from issuance of common stock                                     -                  -             117,650
   Issuance costs                                                             -                  -             (14,928)
   Additional paid-in capital contributed by stockholder                      -                  -              15,090
                                                                ----------------   ----------------   -----------------

        Net cash provided by financing activities                        14,010             12,280             151,602
                                                                ----------------   ----------------   -----------------

 Net increase (decrease) in cash and cash equivalents                     1,349             (2,946)              2,049

 Cash and cash equivalents, beginning of period                             700              3,583                   -
                                                                ----------------   ----------------   -----------------

 Cash and cash equivalents, end of period                       $         2,049    $           637    $          2,049
                                                                ================   ================   =================



       See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                         Period July
                                                                                                           10, 2001
                                                                                                         (Inception)
                                                                         Six Months Ended                  Through
                                                                             June 30,                       June 30,
                                                                     2006               2005                 2006
                                                                ----------------   ----------------    -----------------
Supplemental Disclosures of Cash Flow Information

    Cash paid for:

        Interest Expense                                        $             -    $             -     $              -
                                                                ================   ================    =================
        Income Taxes                                            $             -    $             -     $          3,200
                                                                ================   ================    =================









       See the accompanying notes to these unaudited financial statements

                           FILTERING ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                                   (Unaudited)

NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission
(SEC).

Filtering Associates, Inc. (the "Company") was incorporated in the state of Nevada on July 10, 2001. The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is in the process of seeking an operating business to acquire or merge with (See Note 5 - Proposed Merger).

GOING CONCERN - The Company has experienced net losses since its inception and had an accumulated deficit of $350,664 at June 30, 2006. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure.

We anticipate that the Company will merge with Matinee Media Corporation pursuant to the terms of the Agreement and Plan of Merger which was executed on April 13, 2006. The completion of the Merger is contingent upon Matinee completing its audit of its financial statements. See Note 5 - Proposed Merger.

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

LONG-LIVED ASSETS - The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of June 30, 2006, the Company does not believe there has been any impairment of its long-lived assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2006, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

LOSS PER SHARE OF COMMON STOCK - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the three months ended June 30, 2006 and 2005, there were no common stock equivalents.

ISSUANCES INVOLVING NON - CASH CONSIDERATION - All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by officers and have been valued at the estimated value of the services rendered.

RECLASSIFICATION - Certain reclassifications have been made to the inception to date and to the 2005 balances to conform to the 2006 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its financial position or results of operations.

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

The components of the Company's income tax provision for the six months ended June 30, 2006 and 2005 and the period from July 10, 2001 (inception) through June 30, 2006 consist of:

                                                                                                    PERIOD
                                                                                                JULY 10, 2001
                                                                                                 (INCEPTION)
                                                                     SIX MONTHS ENDED              THROUGH
                                                                          JUNE 30,,                JUNE 30,
                                                                     2006            2005            2006
                                                                 ----------      ----------   ---------------
Current income tax expense                                       $      ---      $      ---     $         ---
Deferred income tax benefit from  capitalization  of start-up
   costs for tax purposes                                            (6,500)         (6,400)          (74,800)
Change in valuation allowance                                         6,500           6,400            74,800
                                                                 ----------      ----------     -------------

                                                                 $      ---      $      ---     $         ---
                                                                 ==========      ==========     =============

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2006 are as follows:

         Deferred income tax assets
             Capitalized start-up costs for tax purposes                                        $      74,800
             Less: valuation allowance                                                                (74,800)
                                                                                                -------------

                                                                                                $         ---
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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company utilized office space provided by the Company's president (also a stockholder). The president has waived reimbursement of the allocated rent of $2,100 and has considered it as additional paid-in capital. The Company recorded total rent expense of $2,100 for both periods, respectively.

As mentioned in Note 1, the Company is in its development stage. For the six months ended June 30, 2006 and 2005, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $16,000 has been recorded for both periods, respectively. For the six months ended June 30, 2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $16,000 charged to operations during the six months ended June 30, 2005, $800 was paid to the Company's treasurer and $1,600 was accrued and added to the "due to officer" balance. Payments for the remaining $13,600 were waived and considered donated capital.

The Company has received advances from certain officers and shareholders. During the six months ended June 30, 2006 and 2005 the Company received advances from these related parties totaling $14,010 and $12,280, respectively. These advances are non-interest bearing and are due on demand.

NOTE 5 - PROPOSED MERGER

On April 13, 2006, the Company entered into an agreement to merge with Matinee Media Corporation, a Texas corporation (MMC) subject to certain terms and conditions. Under the merger agreement certain shareholders of the Company will cancel 1,665,272 shares of their common stock in exchange for the Company distributing to them all the Company's current existing business and related assets and liabilities. MMC will transfer its business into the Company. Once the merger takes effect, MMC shareholders will own no less than 92% of the outstanding common stock of the Company and the Company's current shareholders owning no more than 8%. Material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. We cannot assure you that the merger will be consummated.

Matinee Media Corporation was incorporated in the State of Texas on October 12, 2005. MMC's principal source of revenue is expected to be from the purchase, development and resale of direct and indirect interest in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.

As of June 30, 2006, MMC was still in the process of completing the audit of its financial statements. It is anticipated that the merger will be concluded upon the completion of the audit.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

During the past several months, our business strategy has been to acquire established companies with already-established product lines using our common stock as payment for any potential acquisitions.

On April 13, 2006, we executed a definitive agreement to merge with Matinee Media Corporation, a Texas corporation (MMC). MMC's principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity. We cannot assure you that the merger will be consummated.

If we do not complete the merger transaction discussed herein, we may look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

LIQUIDITY AND CAPITAL RESOURCES. Our total current assets were $2,049 as of June 30, 2006, which consisted solely of cash and equivalents. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our management to continue operating. We had $275 in net property and equipment as of June 30, 2006, making our total assets $489 as of June 30, 2006.

Our current liabilities were $71,623 as of June 30, 2006, of which $35,973 was represented by accounts payable, $800 in income taxes payable, and $34,850 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of June 30, 2006.

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005.
------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the three months ended June 30, 2006 and 2005, and from our inception on July 10, 2001 through June 30, 2006, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

OPERATING EXPENSES. For the three months ended June 30, 2006, our total operating expenses were $22,233. This amount was represented by $10,957 in legal and accounting expenses, $8,000 in compensation expense, $1,750 in consulting expense and $1,525 in general and administrative expenses. This is in comparison to our operating expenses of $20,825 for the three months ended June 30, 2005, which was represented by $10,455 in legal and accounting expenses, $8,000 in compensation expense and $2,370 in general and administrative expenses. We anticipate that we will incur significant legal and accounting expenses related to our proposed merger with MMC.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005.
---------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the six months ended June 30, 2006 and 2005, and from our inception on July 10, 2001 through June 30, 2006, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

OPERATING EXPENSES. For the six months ended June 30, 2006, our total operating expenses were $34,503. This amount was represented by $12,401 in legal and accounting expenses, $16,000 in compensation expense, $3,025 in consulting expense and $3,077 in general and administrative expenses. This is in comparison to our operating expenses of $33,438 for the six months ended June 30, 2005, which was represented by $12,662 in legal and accounting expenses, $16,000 in compensation expense and $4,776 in general and administrative expenses. We anticipate that we will incur significant legal and accounting expenses related to our proposed merger with MMC. Our net loss for the period from our inception on July 10, 2001 through June 30, 2006 was $362,464.

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

Matinee Media Corporation was incorporated in the State of Texas on October 12, 2005. MMC's principal source of revenue is expected to be from the purchase, development and resale of direct and indirect interest in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.

We have cash and equivalents of $2,049 as of June 30, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our management or our principal shareholders to continue operating. We believe that our management or our principal shareholders will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $5,800 per month. Assuming we do not complete the transaction with MMC, we believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the increased legal and accounting expenses related to our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. If we are unable to complete the transaction with MMC, we will look for another merger or acquisition target and we will need to raise additional capital to fund our expenses. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. We do not anticipate hiring employees or independent contractors.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as defined in Rule 13a-15(e) performed as of the end of the period covered by the report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as required by paragraph (b) of Rule13a-15 of the Securities Exchange Act of 1934.

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

                                              Filtering Associates, Inc.,
                                              a Nevada corporation



August 21, 2006                      By:      /s/ Kevin Frost
                                              ----------------------------------
                                                       Kevin Frost
                                              Its:     President