Form 10QSB
period 2006-09-30
FILTERING ASSOCIATES INC
filed 2006-11-20
CIK 1163882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 17, 2006, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

September 30,
2006

Assets

Current assets
Cash and cash equivalents	$5,025

Total current assets	5,025

Property & equipment, net	68

Total assets	$5,093

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$87,788
Income taxes payable	800
Due to related parties	37,850

Total current liabilities	126,438

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of September 30, 2006	2,873
Additional paid-in capital	287,542
Deficit accumulated during the development stage	(411,760)

Total stockholders' (deficit)	(121,345)

Total liabilities and stockholders' (deficit)	$5,093

See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period July
					10, 2001
					(Inception)
	Three Month Ended		Nine Month Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Expenses
Legal and accounting	(6,064)	(4,364)	(63,522)	(17,026)	(144,908)
Compensation	(8,000)	(8,000)	(24,000)	(24,000)	(157,870)
Consulting	(695)	(10,000)	(3,720)	(10,000)	(76,868)
General and administrative	(1,280)	(2,489)	(4,357)	(7,265)	(43,914)

Total expenses	(16,039)	(24,853)	(95,599)	(58,291)	(423,560)

Other income (expense)
Forgiveness of debt	-	-	-	-	15,000

Loss before provision for income taxes	(16,039)	(24,853)	(95,599)	(58,291)	(408,560)

Provision for income taxes	-	-	-	-	(3,200)

Net income (loss)	$(16,039)	$(24,853)	$(95,599)	$(58,291)	$(411,760)

Per share data
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common
shares outstanding	2,873,000	2,873,000	2,873,000	2,873,000

See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(95,599)	$(58,291)	$(411,760)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent	3,150	3,150	21,933
Contributed compensation	24,000	23,200	150,670
Depreciation expense	620	3,920	15,610
Increase (decrease) in liabilities
Increase in accounts payable	55,144	8,338	87,788
Increase in income tax payable	-	115	800
Increase in due to related parties	-	-	1,060

Net cash used in operating activities	(12,685)	(19,568)	(133,899)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	17,010	17,280	36,790
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	17,010	17,280	154,602

Net increase (decrease) in cash and cash equivalents	4,325	(2,288)	5,025

Cash and cash equivalents, beginning of period	700	3,583	-

Cash and cash equivalents, end of period	$5,025	$1,295	$5,025

See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$-	$-	$-
Income Taxes	$-	$-	$3,200

See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC).

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

Going Concern - The Company has experienced net losses since its inception and had an accumulated deficit of $411,760 at September 30, 2006. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure.

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

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

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

Long-Lived Assets - The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of September 30, 2006, the Company does not believe there has been any impairment of its long-lived assets.

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

Fair Value of Financial Instruments - SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2006, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

Loss Per Share of Common Stock - The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the three months ended September 30, 2006 and 2005, there were no common stock equivalents.

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

Recently Issued Accounting Pronouncements

In February 2006, FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. This Interpretation is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

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

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

The components of the Company’s income tax provision for the nine months ended September 30, 2006 and 2005 and the period from July 10, 2001 (inception) through September 30, 2006 consist of:

					Period
					July 10, 2001
					(Inception)
	Nine Months Ended				Through
	September 30,				September 30,
	2006		2005		2006

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of start-up costs for tax purposes		(27,400)		(13,700)	(95,700)
Change in valuation allowance		27,400		13,700	95,700

	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of September 30, 2006 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$95,700
Less: valuation allowance		(95,700)

	$	---

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company utilized office space provided by the Company’s president (also a stockholder). The president has waived reimbursement of the allocated rent of $3,150 and has considered it as additional paid-in capital. The Company recorded total rent expense of $3,150 for both periods, respectively.

As mentioned in Note 1, the Company is in its development stage. For the nine months ended September 30, 2006 and 2005, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $24,000 has been recorded for both periods, respectively. For the nine months ended September 30, 2006, the officers have waived reimbursement and have considered it as contributed capital. Of the $24,000 charged to operations during the nine months ended September 30, 2005, $800 was paid to the Company’s treasurer. Payments for the remaining $23,200 were waived and considered contributed capital.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

The Company has received advances from certain officers and shareholders. During the nine months ended September 30, 2006 and 2005 the Company received advances from these related parties totaling $17,010 and $17,280, respectively. These advances are non-interest bearing and are due on demand.

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

As of September 30, 2006, MMC was still in the process of completing the audit of its financial statements. It is anticipated that the merger will be concluded upon the completion of the audit.

During the three months ended September 30, 2006, MMC paid the Company $2,441 as a partial reimbursement of legal fees incurred as a result of the proposed merger.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

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

Liquidity and Capital Resources. Our total current assets were $5,025 as of September 30, 2006, which consisted solely of cash and equivalents. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our management to continue operating and to pay for the professional fees related to the potential merger with MMC. We had $68 in net property and equipment as of September 30, 2006, making our total assets $5,093 as of September 30, 2006.

Our current liabilities were $126,438 as of September 30, 2006, of which $87,788 was represented by accounts payable, $800 in income taxes payable, and $37,850 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of September 30, 2006.

For the three months ended September 30, 2006 and September 30, 2005.

Results of Operations.

Revenue. For the three months ended September 30, 2006 and 2005, and from our inception on July 10, 2001 through September 30, 2006, we have realized no revenues. We do not believe we will generate revenues as our primary business objective is to acquire MMC.

Operating Expenses. For the three months ended September 30, 2006, our total operating expenses were $16,039. This amount was represented by $6,064 in legal and accounting expenses, $8,000 in compensation expense, $695 in consulting expense and $1,280 in general and administrative expenses. This is in comparison to our operating expenses of $24,853 for the three months ended September 30, 2005, which was represented by $4,364 in legal and accounting expenses, $8,000 in compensation expense, $10,000 in consulting expense, and $2,489 in general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses, as well as expenses related to our proposed merger with MMC.

For the nine months ended September 30, 2006 and September 30, 2005.

Results of Operations.

Revenue.
For the nine months ended September 30, 2006 and 2005, and from our inception on July 10, 2001 through September 30, 2006, we have realized no revenues. We do not believe we will generate revenues as our primary business objective is to acquire MMC.

Operating Expenses. For the nine months ended September 30, 2006, our total operating expenses were $95,599. This amount was represented by $63,522 in legal and accounting expenses, $24,000 in compensation expense, $3,720 in consulting expense and $4,357 in general and administrative expenses. This is in comparison to our operating expenses of $58,291 for the nine months ended September 30, 2005, which was represented by $17,026 in legal and accounting expenses, $24,000 in compensation expense, $10,000 in consulting expense, and $7,265in general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses, as well as professional fees related to our proposed merger with MMC. Our net loss for the period from our inception on July 10, 2001 through September 30, 2006 was $411,760.

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

MMC was incorporated in the State of Texas on October 12, 2005. MMC’s principal source of revenue is expected to be from the purchase, development and resale of direct and indirect interest in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.

As of September 30, 2006, MMC was still in the process of completing the audit of its financial statements. It is anticipated that the merger will be concluded upon the completion of the audit. The merger agreement can be terminated if the merger is not consummated on or before December 31, 2006. We hope to amend the agreement to extend the termination date.

We have cash and equivalents of $5,025 as of September 30, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our management or other shareholders to continue operating and to pay for the professional fees related to the potential merger with MMC. Our monthly cash requirements are approximately $5,800 per month. Assuming we do not complete the transaction with MMC, we believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. If we are unable to complete the transaction with MMC, we may need to raise additional capital to continue our business to develop our own brand of USB flash memory drives. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue operations may be significantly hindered.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

We do not anticipate that we will purchase or sell any significant equipment. We will not hire additional employees or independent contractors other than professionals related to our proposed merger with MMC.

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

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of September 30, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

(b)

Changes in internal control over financial reporting. We are currently a small company with limited staff and financing. We inadvertently omitted the amounts owed for legal services during the subject period because the bills were not sent to the correct address. We have taken steps to correct this omission in this and future reports. We believe that this will enable us to have our quarterly reports prepared accurately going forward.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS.

The Company's management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Filtering Associates, Inc., a Nevada corporation

Date: November 20, 2006	By:	/s/ Kevin Frost
Kevin Frost
Its:		President