Form 10QSB/A
period 2006-03-31
FILTERING ASSOCIATES INC
filed 2006-11-21
CIK 1163882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
Amendment No. 1

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

March 31,
2006

Assets

Current assets
Cash and cash equivalents	$8

Total current assets	8

Property & equipment, net	481

Total assets	$489

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$54,725
Income taxes payable	800
Due to related parties	22,850

Total current liabilities	78,375

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of March 31, 2006	2,873
Additional paid-in capital	269,442
Deficit accumulated during the development stage	(350,201)

Total stockholders' (deficit)	(77,886)

Total liabilities and stockholders' (deficit)	$489

See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Revenues	$-	$-	$-

Expenses
Legal and accounting	(23,214)	(2,207)	(104,600)
Compensation	(8,000)	(8,000)	(141,870)
Consulting	(1,275)	-	(74,423)
General and administrative	(1,551)	(2,406)	(41,108)

Total Expenses	(34,040)	(12,613)	(362,001)

Other income (expense)
Forgiveness of debt	-	-	15,000

Loss before provision for income taxes	(34,040)	(12,613)	(347,001)

Provision for income taxes	-	-	(3,200)

Net income (loss)	$(34,040)	$(12,613)	$(350,201)

Per share data
Basic and diluted loss per share	$(0.01)	$(0.00)	-

Weighted average common
shares outstanding	2,873,000	2,873,000	-

See the accompanying notes to these unaudited condensed financial statements

FILTERING ASSOCIATED, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(34,040)	$(12,613)	$(350,201)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rent provided in exchange for additional paid-in capital	1,050	1,050	19,833
Compensation provided in exchange for additional
paid-in capital	8,000	5,600	134,670
Depreciation expense	207	1,307	15,197
(Increase) decrease in assets
Decrease in deposit	-	-	-
Increase (decrease) in liabilities
Increase in accounts payable	22,081	106	54,725
Increase in income tax payable	-	-	800
Increase in due to related parties	-	1,600	1,060

Net cash used in operating activities	(2,702)	(2,950)	(123,916)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	2,010	-	21,790
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	2,010	-	139,602

Net increase (decrease) in cash and cash equivalents	(692)	(2,950)	8

Cash and cash equivalents, beginning of period	700	3,583	-

Cash and cash equivalents, end of period	$8	$633	$8

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

Going Concern - The Company has experienced net losses since its inception and had an accumulated deficit of $350,201 at March 31, 2006. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure.

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

Restatement of Financial Statements - The financial statements for the three months ended March 31, 2006 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to previously unrecorded legal expenses incurred during the quarter for the Company’s proposed merger with Matinee Media. The following financial statement line items for the three months ended March 31, 2006 were affected by the corrections.

Balance Sheet
	As Reported	As Adjusted	Effect of Change
Accounts payable	$32,955	$54,725	$21,770
Total current liabilities	56,605	78,375	21,770
Deficit accumulated during the development stage	(328,431)	(350,201)	(21,770)
Total stockholders’ (deficit)	($56,116)	($77,886)	($21,770)

Statement of Operations
	As Reported	As Adjusted	Effect of Change
Legal and accounting expenses	($1,444)	($23,214)	($21,770)
Total expenses	(12,270)	(34,040)	(21,770)
Net loss	($12,270)	($34,040)	($21,770)

Statement of Cash Flows
	As Reported	As Adjusted	Effect of Change
Net loss	($12,270)	($34,040)	($21,770)
Increase in accounts payable	$311	$22,081	$21,770

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

The components of the Company’s income tax provision for the three months ended March 31, 2006 and 2005 and the period from July 10, 2001 (inception) through March 31, 2006 consist of:

					Period
					July 10, 2001
					(Inception)
	Three Months Ended				Through
	March 31,				March 31,
	2006		2005		2006

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of start-up costs for tax purposes		(10,000)		(2,400)	(78,300)
Change in valuation allowance		10,000		2,400	78,300
	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of March 31, 2006 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$78,300
Less: valuation allowance		(78,300)

	$	---

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

As mentioned in Note 1, the Company is in its development stage. For the three months ended March 31, 2006 and 2005, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $8,000 has been recorded for periods, respectively. For the three months ended March 31, 2006, the officers have waived reimbursement and have considered it as contributed capital. Of the $8,000 charged to operations during the three months ended March 31, 2005, $800 was paid to the Company’s treasurer and $1,600 was accrued and added to the “due to officer” balance. Payments for the remaining $5,600 were waived and considered contributed capital.

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

Our current liabilities were $78,375 as of March 31, 2006, of which $54,725 was represented by accounts payable, $800 in income taxes payable, and $22,850 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of March 31, 2006. This is in comparison to March 31, 2005, where we had $27,365 in accounts payable, $800 in income tax payable and $2,660 due to an officer.

Results of Operations.

Revenue. For the three months ended March 31, 2006 and 2005, and from our inception on July 10, 2001 through March 31, 2006, we have realized no revenues. We hope to generate revenues as we implement our revised business plan and develop our customer base.

Operating Expenses. For the three months ended March 31, 2006, our total operating expenses were $34,040. This amount was represented by $23,214 in legal and accounting expenses, $8,000 in compensation expense, $1,275 in consulting expense and $1,551 in general and administrative expenses. This is in comparison to our operating expenses of $12,613 for the three months ended March 31, 2005, which was represented by $2,207 in legal and accounting expenses, $8,000 in compensation expense and $2,406 in general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses, as well as expenses related to our proposed merger with MMC.

Our net loss for the period from our inception on July 10, 2001 through March 31, 2006 was $350,201.

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

We have cash of $8 as of March 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our management to continue operating. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Our monthly cash requirements are approximately $6,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

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

Filtering Associates, Inc., a Nevada corporation

November 20, 2006	By:	/s/ Kevin Frost
Kevin Frost
Its:		President