Form 10QSB/A
period 2006-06-30
FILTERING ASSOCIATES INC
filed 2006-11-21
CIK 1163882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   Amendment 1

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

                                                                      June 30,
                                                                        2006
                                                                    ------------

                                  ASSETS
                                  ------
    Current assets
       Cash and cash equivalents                                    $     2,049
                                                                    ------------

         Total current assets                                             2,049

    Property & equipment, net                                               275
                                                                    ------------

         Total assets                                               $     2,324
                                                                    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Current liabilities
       Accounts payable                                             $    81,030       Income taxes payable                                                 800
       Due to related parties                                            34,850
                                                                    ------------

         Total current liabilities                                      116,680                                                                    ------------

    Stockholders' equity (deficit)
       Preferred stock,  $.001 par value; authorized
         5,000,000 shares; no shares issued or outstanding
       Common stock,  $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         2,873,000 shares as of June 30, 2006                             2,873
       Additional paid-in capital                                       278,492
       Deficit accumulated during the development stage                (395,721)                                                                    ------------

         Total stockholders' (deficit)                                 (114,356)                                                                    ------------

         Total liabilities and stockholders' (deficit)              $     2,324
                                                                    ============

       See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                            PERIOD JULY
                                                                                                             10, 2001
                                                                                                            (INCEPTION)
                                                   THREE MONTHS ENDED            SIX MONTHS ENDED             THROUGH
                                                        JUNE 30,                     JUNE 30,              JUNE 30, 2006
                                                   2006          2005           2006          2005             2006
                                                -----------   ------------   -----------   ------------   ----------------

     Revenues                                   $        -    $         -    $        -    $         -    $             -
                                                -----------   ------------   -----------   ------------   ----------------

     Expenses
       Legal and accounting                        (34,244)       (10,455)      (57,458)       (12,662)          (138,844)       Compensation                                 (8,000)        (8,000)      (16,000)       (16,000)          (149,870)
       Consulting                                   (1,750)             -        (3,025)             -            (76,173)
       General and administrative                   (1,526)        (2,370)       (3,077)        (4,776)           (42,634)
                                                -----------   ------------   -----------   ------------   ----------------

       Total Expenses                              (45,520)       (20,825)      (79,560)       (33,438)          (407,521)
     Other income (expense)
       Forgiveness of debt                               -              -             -              -             15,000
-----------   ------------   -----------   ------------   ----------------

     Loss before provision for income taxes        (45,520)       (20,825)      (79,560)       (33,438)          (392,521)
     Provision for income taxes                          -              -             -              -             (3,200)
                                                -----------   ------------   -----------   ------------   ----------------

     Net income (loss)                          $  (45,520)   $   (20,825)   $  (79,560)   $   (33,438)   $      (395,721)
                                                ===========   ============   ===========   ============   ================

     Per share data
       Basic and diluted loss per share         $    (0.02)   $     (0.01)   $    (0.03)   $     (0.01)                                                   ===========   ============   ===========   ============

       Weighted average common
           shares outstanding                    2,873,000      2,873,000     2,873,000      2,873,000
                                                ===========   ============   ===========   ============

       See the accompanying notes to these unaudited financial statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        Period July
                                                                                                          10, 2001
                                                                                                        (Inception)
                                                                         Six Months Ended                 Through
                                                                            June 30,                       June 30,
                                                                     2006               2005                2006
                                                                ----------------   ----------------   -----------------

 Cash flows from operating activities
   Net loss                                                     $       (79,560)   $       (33,438)   $       (395,721)   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Contributed rent                                                  2,100              2,100              20,883
        Contributed compensation                                         16,000             15,200             142,670
        Depreciation expense                                                413              2,614              15,403
        (Increase) decrease in assets
        Increase (decrease) in liabilities
          Increase in accounts payable                                   48,386             (1,702)             81,030          Increase in income tax payable                                      -                  -                 800
          Increase in due to related parties                                  -                  -               1,060
                                                                ----------------   ----------------   -----------------

          Net cash used in operating activities                         (12,661)           (15,226)           (133,875)
                                                                ----------------   ----------------   -----------------

 Cash flows from investing activities
   Purchase of computer equipment                                             -                  -             (15,678)
                                                                ----------------   ----------------   -----------------

        Net cash used in investing activities                                 -                  -             (15,678)
                                                                ----------------   ----------------   -----------------

 Cash flows from financing activities
   Proceeds from officer loans                                           14,010             12,280              33,790
   Proceeds from issuance of common stock                                     -                  -             117,650
   Issuance costs                                                             -                  -             (14,928)
   Additional paid-in capital contributed by stockholder                      -                  -              15,090
                                                                ----------------   ----------------   -----------------

        Net cash provided by financing activities                        14,010             12,280             151,602
                                                                ----------------   ----------------   -----------------

 Net increase (decrease) in cash and cash equivalents                     1,349             (2,946)              2,049

 Cash and cash equivalents, beginning of period                             700              3,583                   -
                                                                ----------------   ----------------   -----------------

 Cash and cash equivalents, end of period                       $         2,049    $           637    $          2,049
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

GOING CONCERN - The Company has experienced net losses since its inception and had an accumulated deficit of $395,721 at June 30, 2006. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure.

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

Restatement of Financial Statements - The financial statements for the three and six months ended June 30, 2006 have been restated to correct certain errors in the financial statements and notes thereto.  The errors relate to the recording of legal expenses for the Companys proposed merger with
Matinee Media.  The following financial statement line items for the three and six months ended June 30, 2006 were affected by the corrections.

Balance Sheet

                                As Reported      As Adjusted     Effect of Change
                                -----------      -----------     ----------------
Accounts payable                    $35,973          $81,030              $45,057
Total current liabilities            71,623          116,680               45,057
Deficit accumulated during
  the development stage            (350,664)        (395,721)             (45,057)
Total stockholders (deficit)      ($69,299)       ($114,356)            ($45,057)

Statement of Operations  Three Months Ended June 30, 2006

                                As Reported      As Adjusted     Effect of Change
                                -----------      -----------     ----------------
Legal and accounting expenses     ($10,957)         ($34,244)            ($23,287)
Total expenses                     (22,233)          (45,520)             (23,287)
Net loss                          ($22,233)         ($45,520)            ($23,287)

Statement of Operations  Six Months Ended June 30, 2006

                                As Reported       As Adjusted    Effect of Change
                                -----------      -----------     ----------------
Legal and accounting expenses     ($12,401)         ($57,458)            ($45,057)
Total expenses                     (34,503)          (79,560)             (45,057)
Net loss                          ($34,503)         ($79,560)            ($45,057)

Statement of Cash Flows  Six Months Ended June 30, 2006

                                 As Reported      As Adjusted    Effect of Change
                                -----------      -----------     ----------------
Net loss                          ($34,503)         ($79,560)            ($45,057)
Increase in accounts payable        $3,329           $48,386              $45,057

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

LOSS PER SHARE OF COMMON STOCK - The Company follows Statement of Financial
Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the three months and six months ended June 30, 2006 and 2005, there were no common stock equivalents.

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

                                                                                                    PERIOD
                                                                                                JULY 10, 2001
                                                                                                 (INCEPTION)
                                                                     SIX MONTHS ENDED              THROUGH
                                                                          JUNE 30,                 JUNE 30,
                                                                     2006            2005            2006
                                                                 ----------      ----------   ---------------

Current income tax expense                                       $      ---      $      ---     $         ---
Deferred income tax benefit from  capitalization  of start-up

   costs for tax purposes                                           (28,200)         (6,400)          (96,500)
Change in valuation allowance                                        28,200           6,400            96,500

                                                                         ----------      ----------     -------------

                                                                 $      ---      $      ---     $         ---
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

         Deferred income tax assets
             Capitalized start-up costs for tax purposes                                        $      96,500             Less: valuation allowance                                                                (96,500)                                                                                                -------------

                                                                                                $         ---
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

 As mentioned in Note 1, the Company is in its development stage. For the six months ended June 30, 2006 and 2005, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $16,000 has been recorded for both periods, respectively. For the six months ended June
30, 2006, the officers have waived reimbursement and have considered it contributed capital. Of the $16,000 charged to operations during the six months ended June 30,
2005, $800 was paid to the Company's treasurer and $1,600 was accrued and added to the "due to officer" balance. Payments for the remaining $13,600 were waived and considered contributed capital.

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

 Our current liabilities were $116,680 as of June 30, 2006, of which $81,030 was represented by accounts payable, $800 in income taxes payable, and $34,850 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of June 30, 2006.

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

OPERATING EXPENSES. For the three months ended June 30, 2006, our total operating expenses were $45,520. This amount was represented by $34,244 in legal and accounting expenses, $8,000 in compensation expense, $1,750 in consulting expense and $1,526 in general and administrative expenses. This is in comparison to our operating expenses of $20,825 for the three months ended June 30, 2005, which was represented by $10,455 in legal and accounting expenses, $8,000 in compensation expense and $2,370 in general and administrative expenses. We anticipate that we will incur significant legal and accounting expenses related to our proposed merger with MMC.

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

OPERATING EXPENSES. For the six months ended June 30, 2006, our total operating expenses were $79,560. This amount was represented by $57,458 in legal and accounting expenses, $16,000 in compensation expense, $3,025 in consulting expense and $3,077 in general and administrative expenses. This is in comparison to our operating expenses of $33,438 for the six months ended June 30, 2005, which was represented by $12,662 in legal and accounting expenses, $16,000 in compensation expense and $4,776 in general and administrative expenses. We anticipate that we will incur significant legal and accounting expenses related to our proposed merger with MMC. Our net loss for the period from our inception on July 10, 2001 through June 30, 2006 was $395,721.

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

 Item 3. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO")of the
effectiveness of the Company's disclosure controls and procedures.Based upon that evaluation, the CEO concluded that as of June 30, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL
CONTROLS," were not effective in ensuring that(i)information required to be disclosed by the Company in the reports that it files or submits under the
Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rulesand forms and (ii) information required to be disclosed by the Company inthe reports that it files or submits under the
Exchange Act is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required
disclosure.The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

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

                                              Filtering Associates, Inc.,
                                              a Nevada corporation

 November 20, 2006                      By:      /s/ Kevin Frost                                              ----------------------------------
                                                       Kevin Frost
                                              Its:     President