Form 10KSB
period 2006-12-31
FILTERING ASSOCIATES INC
filed 2007-04-02
CIK 1163882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                 to

Commission File Number: 000-50004

Filtering Associates, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1495 Belleau Road, Glendale California	91206
(Address of principal executive offices)	(Zip Code)
(818) 632-5853
(Registrant's Telephone Number, Including Area Code)

101 W. Avenida Gaviota, Suite A, San Clemente California 92672
(949) 244-4608
(Registrant’s Former Address and Telephone Number, if Changed Since Last Report)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2007, approximately $286,260 based on the bid price of the Company's common stock, which the Company believes is an accurate measure for calculating the aggregate market value.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2007, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                [  ] Yes        [ x ] No

PART I

Item 1. Description of Business.

Our Background. We were incorporated in Nevada on July 10, 2001. We were originally formed to be a reseller of Internet content filtering and blocking software. In 2003, our management changed and we began marketing USB flash memory drives by means of our website. In 2005, we began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In June 2005, we signed a term sheet pursuant to a proposed reverse merger with Hawaii Biotech, Inc. However, the proposed merger was terminated in October 2005, and we began looking for another merger or acquisition candidate. We are no longer operating the Internet content filtering business or the USB flash drive business.

Our Business. On April 13, 2006, we executed a definitive agreement to merge with Matinee Media Corporation, a Texas corporation (“MMC”). MMC’s principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require MMC to have at the close funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity.

On December 18, 2006, we executed the first amendment to the definitive merger agreement with MMC. The terms of the amendment account for the proposed merger of MMC with US Farm and Ranch Supply Company, Inc. (“USFR”), which was expected to close prior to the merger between us and MMC. The amendment also provided that the merger with MMC would close on or before June 1, 2007. As of March 28, 2007, USFR has terminated the merger agreement with MMC. We hope to close the merger with MMC on or before June 1, 2007. We cannot assure you that the merger with MMC will be consummated, or that it will be consummated on or before June 1, 2007.

If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Our Products. We currently are not selling any products.

Our Website. We own the domain www.filterdrive.com, and our website is currently down.

Our Target Markets and Marketing Strategy. We are not currently marketing any products.

Our Competition. If we do not complete the merger transaction discussed herein, we may look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. The competition for locating potential merger or acquisition candidates is intense. We may not be able to compete successfully against current or future. Our competitors vary in size and in the scope and breadth of the services they can offer to potential merger or acquisition candidates. We encounter competition from a variety of companies.

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

Employees. As of December 31, 2006, we have no employees, other than our sole officer and director. We anticipate that we will not hire any employees in the next six months, unless we complete the merger with MMC.

Our Facilities. Our executive, administrative and operating offices are approximately 300 square feet and are located at 1495 Belleau Road, Glendale, California 91206. We believe that our current offices are sufficient to meet our current and future needs.

Risk Factors. Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in July 2001 and have been unable to begin revenue producing operations. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

During the past year, our operations have been limited to attempting to close the proposed merger with MMC. If we are unable to conclude the transaction, then we may not be able to continue operations.

On April 13, 2006, we executed a definitive agreement to merge with MMC. Since that time, we have not conducted any operations other than attempting to complete the merger with MMC. We cannot assure you that the merger will be consummated. If we do not complete the merger with MMC, we may look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2006, our net losses since inception were approximately $432,928. We have not generated any revenues to date. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the MMC. We cannot assure you that we will be successful in completing the merger with MMC. In the event we complete the merger with MMC, the success of our operations may be dependent upon management of MMC and numerous other factors beyond our control.

We anticipate that we will need to raise additional capital to continue operations. Our failure to raise additional capital will significantly affect our ability to continue operations.

To conclude an acquisition of the type described herein and to continue operations until that time, we will be required to raise additional funds. We do not know if we will be able to acquire additional financing. Our failure to obtain additional funds would significantly limit or eliminate our ability to continue current activities.

We depend on the efforts and abilities of our officer and director to close the merger with MMC and manage our operations.

We do not have an employment agreement with our sole officer and director. Our ability to close the merger with MMC will depend on the continued services of David Choi, our sole officer and director. The loss of services provided by David Choi would be particularly detrimental to us because, among other things, he is our sole officer and director.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to obtain conclude the acquisition of MMC as discussed herein, but there is no guarantee that the transaction will be concluded. In the absence of any revenue-generating activities, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Our sole officer and director is engaged in other activities. Therefore, our sole officer and director may not devote sufficient time to our affairs.

Our sole officer and director has obligations to another employer, therefore, our sole officer and director currently does not devote all of his time to our operations. We cannot guaranty that any of our key personnel will be able to devote sufficient amounts of their business time to enable us to close the merger with MMC. If our sole officer and director does not devote a sufficient amount of his business time to the management of our business, then we may be able to complete the merger with MMC.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 are substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. Those fees will be higher if our business volume and activity increases. Those obligations will reduce our ability to fund our operations and may prevent us from meeting our normal business obligations.

Risks related to owning our common stock:

Our Articles of Incorporation contain provisions which are designed to discourage or prevent a change in our control and such provisions may have the affect the value of our shares of common stock.

Our Articles of Incorporation have certain provisions which may make it more difficult for a merger or takeover to occur. Specifically, our Articles of Incorporation provide for a staggered board of directors, which means that our board of directors will be divided into three classes, as nearly equal in numbers as the then total number of directors constituting the entire board of directors permits, with the term of office of one class expiring each year. Such a provision is intended to discourage or prevent a takeover of the company. A staggered board makes it more difficult to take control of our board of directors all at once as terms expire at different times. Article Thirteenth of our Articles of Incorporation requires the affirmative vote of at least 2/3 of our common stock entitled to vote in order to approve certain "take-over" type transactions such as a business combination, which includes, but is not limited to, a merger or sale of substantially all or all of the company's assets. The purpose of the provision requiring the 2/3 vote is to prevent the merger of the company into another entity and a resultant change in control of the company unless at least 2/3 of the voting stock approves such a transaction. The requirement of a 2/3 vote may discourage a merger candidate from attempting to consummate a merger with us. As a result, we may lose out on merger or acquisition opportunities which could have had the effect of increasing the value of our. These provisions may also discourage a future acquisition of the company in which stockholders might receive an attractive value for their shares or that a substantial number or even a majority of the stockholders might believe to be in the best interest of our stockholders. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so. These provisions could also discourage bids for our shares at a premium, as well as serve to create a depressive effect on the market price of the shares. Any of these factors either together or individually could reduce the value of our shares.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

Although our common stock is eligible for quotation on the OTC Bulletin Board, no shares have traded since we became eligible. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of the date specified in the following table, we held the following property:

Property	December 31, 2005	December 31, 2006
Cash and cash equivalents	$700	$2,853
Property and equipment, net	$688	$0

Our Facilities. Our executive, administrative and operating offices are approximately 300 square feet and are located at 1495 Belleau Road, Glendale, California 91206. We believe that our current offices are sufficient to meet our current and future needs.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information.  In April 2004, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "FLTG". As of March 28, 2007, no shares of our common stock have traded.

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

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. We have 2,873,000 shares of our common stock issued and outstanding as of December 31, 2006.

The approximate number of holders of record of shares of our common stock is 15. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 67,460 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

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

Recent Sales of Unregistered Securities. We did not sell any equity securities within the last three (3) years that were not registered under the Securities Act.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2006, for the sale of registered securities.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

During the past year, our business strategy has been to complete the merger with Matinee Media Corporation, a Texas corporation (“MMC”). On April 13, 2006, we executed a definitive agreement to merge with MMC. MMC’s principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity.

On December 18, 2006, we executed the first amendment to the definitive merger agreement with MMC. The terms of the amendment account for the proposed merger of MMC with US Farm and Ranch Supply Company, Inc. (“USFR”), which was expected to close prior to the merger between us and MMC. The amendment also provided that the merger with MMC would close on or before June 1, 2007. As of March 28, 2007, USFR has terminated the merger agreement with MMC. We hope to close the merger with MMC on or before June 1, 2007. We cannot assure you that the merger with MMC will be consummated, or that it will be consummated on or before June 1, 2007.

If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

For the Years Ended December 31, 2006 and 2005:

Results of Operations.

Revenue. For the years ended December 31, 2006 and 2005, and from our inception on July 10, 2001 through December 31, 2006, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses. For the year ended December 31, 2006, our total operating expenses were $115,967. This amount was represented by $74,107 in legal and accounting expenses, $32,000 in compensation expense, $4,380 in consulting expense and $5,480 in general and administrative expenses. This is in comparison to our operating expenses of $82,141 for the year ended December 31, 2005, which was represented by $20,396 in legal and accounting expenses, $32,000 in compensation expense, $20,850 in consulting expenses and $8,895 in general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses related to our proposed merger with MMC. Our net loss for the period from our inception on July 10, 2001 through December 31, 2006 was $432,928.

Liquidity and Capital Resources. Our total current assets were $2,853 as of December 31, 2006, which consisted solely of cash and equivalents. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our principal shareholder to continue operating. During the first three months of 2007, our principal shareholder has loaned us $12,500 to pay certain expenses. The loans are interest free and due on demand.

Our current liabilities were $136,316 as of December 31, 2006, of which $92,366 was represented by accounts payable, $1,600 in income taxes payable, and $42,350 due to certain former officers and certain current shareholders. We had no other liabilities and no long term commitments or contingencies as of December 31, 2006.

Our Plan of Operation for the Next Twelve Months. Our plan of operation for the next twelve months is to complete the proposed merger with MMC. MMC was incorporated in the State of Texas on October 12, 2005. MMC’s principal source of revenue is expected to be from the purchase, development and resale of direct and indirect interest in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission.

On December 18, 2006, the merger agreement with MMC was amended to account for the proposed merger of MMC with USFR and extend the termination date to June 1, 2007. As of March 28, 2007, USFR has terminated the merger agreement with MMC and MMC was still in the process of completing the audit of its financial statements. It is anticipated that the merger between us and MMC will be concluded upon the completion of the audit. We hope to close the merger with MMC on or before June 1, 2007. We cannot assure you that the merger with MMC will be consummated, or that it will be consummated on or before June 1, 2007.

We have cash of $2,853 as of December 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our principal shareholder to continue operating. We believe that our principal shareholder will assist us in continuing to operate because he owns a significant percentage of our stock. Assuming we do not complete the transaction with MMC, we believe that our monthly costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our principal shareholder. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our principal shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our principal shareholder is not committed to contribute funds to pay for our expenses.

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

Off-Balance Sheet Arrangements. There are no off balance sheet arrangements.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
TABLE OF CONTENTS

Financial Statements and Notes

Report of Independent Registered Public Accounting Firm Balance Sheet as of December 31, 2006	F-1 F-2

Statements of Operations for the years ended December 31, 2006 and 2005, and the period July 10, 2001 (inception) through December 31, 2006	F-3

Statement of Stockholders’ Equity (Deficit) for the period July 10, 2001 (inception) through December 31, 2006	F-4

Statements of Cash Flows for the years ended December 31, 2006 and 2005, and the period July 10, 2001 (inception) through December 31, 2006	F-5

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Filtering Associates, Inc.

We have audited the accompanying balance sheet of Filtering Associates, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended and for the period July 10, 2001 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital and incurred significant losses for the years ended December 31, 2006 and 2005 and has an accumulated deficit of $432,928 as of December 31, 2006. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance, California
March 27, 2007

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2006

Assets

Current assets
Cash and cash equivalents	$2,853

Total current assets	2,853

Property & equipment, net	-

Total assets	$2,853

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$92,366
Income taxes payable	1,600
Due to related parties	42,350

Total current liabilities	136,316

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized	-
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized	-
50,000,000 shares; issued and outstanding
2,873,000 shares as of December 31, 2006	2,873
Additional paid-in capital	296,592
Deficit accumulated during the development stage	(432,928)

Total stockholders' (deficit)	(133,463)

Total liabilities and stockholders' (deficit)	$2,853

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2006	2005	2006

Revenues	$-	$-	$-

Expenses
Legal and accounting	74,107	20,396	155,493
Compensation	32,000	32,000	165,870
Consulting	4,380	20,850	77,528
General and administrative	5,480	8,895	45,037

Total Expenses	115,967	82,141	443,928

Other income (expense)
Forgiveness of debt	-	15,000	15,000

Loss before provision for income taxes	(115,967)	(67,141)	(428,928)

Provision for income taxes	800	800	4,000

Net income (loss)	$(116,767)	$(67,941)	$(432,928)

Per share data
Basic and diluted loss per share	$(0.04)	$(0.02)	$-

Weighted average common
shares outstanding	2,873,000	2,873,000	-

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD JULY 10, 2001 (INCEPTION) THOUGH DECEMBER 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, July 10, 2001 (inception)	-	$-	$-	$-	$-

Issuance of common stock, July 2001	1,000,000	1,000	9,000	-	10,000
Additional paid-in capital (in exchange
for rent and compensation)	-	-	11,983	-	11,983
Net loss	-	-	-	(13,624)	(13,624)

Balance, December 31, 2001	1,000,000	1,000	20,983	(13,624)	8,359

Issuance of common stock , net of
issuance costs of $14,928, November 2002	893,000	893	28,829	-	29,722
Additional paid-in capital (in exchange
for rent and compensation)	-	-	32,070	-	32,070
Additional paid-in capital (contributed
by a stockholder)	-	-	13,290		13,290
Net loss	-	-	-	(74,978)	(74,978)

Balance, December 31, 2002	1,893,000	1,893	95,172	(88,602)	8,463

Issuance of common stock , August 2003	700,000	700	34,300	-	35,000
Issuance of common stock, September 2003	280,000	280	27,720	-	28,000
Additional paid-in capital (in exchange
for rent and compensation)	-	-	36,200	-	36,200
Additional paid-in capital (contributed
by a stockholder)	-	-	1,800	-	1,800
Net loss	-	-	-	(64,828)	(64,828)

Balance, December 31, 2003	2,873,000	2,873	195,192	(153,430)	44,635

Additional paid-in capital (in exchange	-	-	29,800	-	29,800
for rent and compensation)
Net loss	-	-	-	(94,790)	(94,790)

Balance, December 31, 2004	2,873,000	2,873	224,992	(248,220)	(20,355)

Additional paid-in capital (in exchange	-	-	35,400	-	35,400
for rent and compensation)
Net loss	-	-	-	(67,941)	(67,941)

Balance, December 31, 2005	2,873,000	2,873	260,392	(316,161)	(52,896)

Additional paid-in capital (in exchange	-	-	36,200	-	36,200
for rent and compensation)
Net loss	-	-	-	(116,767)	(116,767)

Balance, December 31, 2006	2,873,000	$2,873	$296,592	$(432,928)	$(133,463)

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(116,767)	$(67,941)	$(432,928)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contrbuted rent	4,200	4,200	22,983
Contributed compensation	32,000	31,200	158,670
Forgiveness of debt	-	15,000	-
Depreciation expense	688	4,493	15,678
(Increase) decrease in assets
Decrease in deposit	-	-	-
Increase (decrease) in liabilities
Increase in accounts payable	59,722	(9,615)	92,366
Increase in income tax payable	800	-	1,600
Increase in due to related parties	-	-	1,060

Net cash used in operating activities	(19,357)	(22,663)	(140,571)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	21,510	19,780	41,290
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	21,510	19,780	159,102

Net increase (decrease) in cash and cash equivalents	2,153	(2,883)	2,853

Cash and cash equivalents, beginning of period	700	3,583	-

Cash and cash equivalents, end of period	$2,853	$700	$2,853

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2006	2005	2006

Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$-	$-	$-
Income Taxes	$-	$800	$3,200

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Going Concern - The Company has experienced net losses since its inception and had an accumulated deficit of $432,928 at December 31, 2006. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.

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

DECEMBER 31, 2006

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

Long-Lived Assets - The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of December 31, 2006, the Company does not believe there has been any impairment of its long-lived assets.

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

Fair Value of Financial Instruments - SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2006, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Loss Per Share of Common Stock - The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the years ended December 31, 2006 and 2005, there were no outstanding common stock equivalents.

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

Recent Accounting Pronouncements

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has adopted FIN 47 for the year ended December 31, 2006, and the impact has not been significant to the Company’s operations or financial position.

SFAS No. 154 - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 for the year ended December 31, 2006, and the impact has not been significant to the Company’s operations or financial position.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

SFAS No. 155 - In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company plans to adopt this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations or financial position.

SFAS No. 156 - In March 2006, the FASB issued Statement No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company has evaluated the impact of the adoption of SFAS 156, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

FASB Interpretation No. 48 - In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The Company has evaluated the impact of the adoption of FIN 48, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Computer equipment	$15,678
Less: accumulated depreciation	(15,678)

$-

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the years ended December 31, 2006 and 2005 and the period from July 10, 2001 (inception) through December 31, 2006 consist of:
					Period
					July 10, 2001
					(Inception)
	Year Ended				Through
	December 31,				December 31,
	2006		2005		2006

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of
start-up costs for tax purposes		(43,400)		(12,700)	(111,700)
Change in valuation allowance		43,400		12,700	111,700

	$	---	$	---	$ ---

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of December 31, 2006 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$111,700
Less: valuation allowance		(111,700)

	$	---

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company utilized office space provided by the Company’s president (also a stockholder). The president has waived reimbursement of the allocated rent of $4,200 and $4,200 for the years ended December 31, 2006 and 2005, respectively, and has considered it as additional paid-in capital. The Company recorded total rent expense of $4,200 and $4,200 for the years ended December 31, 2006 and 2005, respectively.

As mentioned in Note 1, the Company is in its development stage. For the years ended December 31, 2006 and 2005, the officers of the Company devoted time to the development process of the Company. Compensation expense totaling $32,000 and $32,000 has been recorded for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $32,000 charged to operations during the year ended December 31, 2005, $800 was paid to the Company’s treasurer. Payments for the remaining $31,200 were waived and considered donated capital.

The Company has received advances from certain officers and shareholders. During the years ended December 31, 2006 and 2005 the Company received advances from these related parties totaling $21,510 and $19,780, respectively. These advances are non-interest bearing and are due on demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

DECEMBER 31, 2006

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

NOTE 7 - FORGIVENESS OF DEBT

During the year ended December 31, 2005, the Company experienced a forgiveness of debt in the amount of $15,000 from an unrelated party.

NOTE 8 - PROPOSED MERGER

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

As of December 31, 2006, MMC was still in the process of completing the audit of its financial statements. It is anticipated that the merger will be concluded upon the completion of the audit.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except that on March 30, 2005, we changed auditors as reported on our Form 8-K filed on April 5, 2005.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. In September 2006, we carried out an evaluation under the supervision and with the participation of our former management of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our former management concluded that as of September 30, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our former management, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

Our new management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon our new management’s evaluation of those controls and procedures performed as of December 31, 2006, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal control over financial reporting. We are currently a small company with limited staff and financing. During the six months ended June 30, 2006, we inadvertently omitted the amounts owed for legal services during the subject period because the bills were not sent to the correct address. We have taken steps to correct this omission in this and future reports. Specifically, in December 2006, we appointed David Choi as our sole officer. Mr. Choi has significant experience in business and financial matters. We believe that this will enable us to have our quarterly reports prepared accurately going forward.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information.

In March, 2007, we moved our principal offices to address and telephone number from 101 W. Avenida Gaviota, Suite A, San Clemente, California, 92672, (949) 244-4608.  Our new address is 1495 Belleau Road, Glendale, California 91206, and our new telephone number is (818)632-5853.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Our officers and directors are elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified. Our officers and directors are elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, audit or compensation committee.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David Y. Choi	40	President, Secretary, Treasurer, Director

David Y. Choi. Dr. Choi was appointed as our sole officer and director in December 2006. Dr. Choi has served as an assistant professor at Loyola Marymount University in Los Angeles, California, since 2003. Prior to that, and from 2001 to 2003, he served as Director of Strategy for Titan Corporation, and from 2000 to 2001, as a manager at Diamond Cluster International. In 1999, Dr. Choi was a fellow at the Harvard Business School. Dr. Choi holds a bachelor’s degree and a master’s degree in Industrial Engineering earned in 1989 and 1990, respectively, both from the University of California at Berkeley, and doctorate in management from University of California at Los Angeles, earned in 1997. Dr. Choi is not an officer or director of any other reporting company.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will prepare and adopt a code of ethics after we close the merger with MMC.

Nominating Committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee and Financial Expert. Because our Board of Directors currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our sole officer and director will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2006 and 2005.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
David Choi, president, secretary, treasurer	2006	None	None	None	None	None	None	None	None
Kevin Frost, president*	2005	None	None	None	None	None	None	None	None
	2006	None	None	None	None	None	None	None	None
Edward Wiggins, treasurer, acting secretary*	2005	None	None	None	None	None	None	None	None
	2006	None	None	None	None	None	None	None	None
 *resigned all offices in December 2006.

Employment Contracts. We do not have any employment agreements.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2006, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
David Choi president, secretary, treasurer	0	0	0	0	0	0	0	0	0
Kevin Frost, former officer*	0	0	0	0	0	0	0	0	0
Edward Wiggins, former officer*	0	0	0	0	0	0	0	0	0

* resigned all offices in December 2006.

No Equity Compensation Plans. We have no securities authorized for issuance under any equity compensation plans.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on July 10, 2001.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
David Choi	0	0	0	0	0	0	0
Kevin Frost*	0	0	0	0	0	0	0
Edward Wiggins*	0	0	0	0	0	0	0
*resigned in December 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Choi 1495 Belleau Road Glendale, CA 91206	10,000 shares president, secretary, treasurer, director	0.3%
Common Stock	Kevin Frost 101 W. Avenida Gaviota, Suite A San Clemente, CA 92672	1,180,000 shares*	41.1%
Common Stock	Edward Wiggins 101 W. Avenida Gaviota, Suite A San Clemente, CA 92672	500,000 shares*	17.4%
Common Stock	All directors and named executive officers as a group	10,000 shares	0.3%
*resigned as officers and directors in December 2006.

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

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions. During the years ended December 31, 2006 and 2005, we have utilized office space provided by Mr. Frost, formerly our president, director and currently also a stockholder. Mr. Frost has waived reimbursement of the allocated rent of $4,200 and $4,200 for the years ended December 31, 2006 and 2005, respectively, and has considered it as additional paid-in capital. We recorded total rent expense of $4,200 and $4,200 for the years ended December 31, 2006 and 2005, respectively.

In March 2007, we moved our offices to the personal residence of David Choi, our sole officer and director. Mr. Choi has agreed to provide the space to us at no charge. We will account for the fair market value of the space as rent expense and consider it as additional paid-in capital.

For the years ended December 31, 2006 and 2005, our officers devoted time to our development process. Compensation expense totaling $32,000 and $32,000 has been recorded for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, our officers have waived reimbursement and have considered the total expense as additional paid-in capital. Of the $32,000 charged to operations during the year ended December 31, 2005, $800 was paid to Mr. Wiggins, our officer at the time. Payments for the remaining $31,200 were waived and considered donated capital.

We have received advances from certain officers and shareholders. During the years ended December 31, 2006 and 2005 we received advances from these related parties totaling $21,510 and $19,780, respectively. These advances are non-interest bearing and are due on demand.

During the first three months of 2007, our principal shareholder has loaned us $12,500 to pay certain expenses. The loans are interest free and due on demand.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
10	Agreement and Plan of Merger with Matinee Media Corporation**
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
*	Included in the registration statement on Form SB-2 filed on January 23, 2002
**	Included in Annual Report on Form 10-KSB filed on April 17, 2006

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $14,421, respectively.

Audit-Related Fees.For the fiscal year ended December 31, 2005, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2006, we were billed a total of $3,138 by a separate accountant for consulting services relating to the preparation of the annual audit and quarterly reviews of our financial statements.

Tax Fees. For the fiscal years ended December 31, 2005 and December 31, 2006, another separate accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid the following amounts: $875 and $950 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Juan Capistrano, California, on March 28, 2007.

Filtering Associates, Inc. a Nevada corporation

By:	/s/ David Choi
David Choi
Its:	Principal executive officer President, Chief financial officer Treasurer, Secretary and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: David Choi	March 28, 2007
David Choi Its: director