Form 10QSB
period 2007-03-31
FILTERING ASSOCIATES INC
filed 2007-05-15
CIK 1163882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

Commission File Number: 000-50004

Filtering Associates , Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1495 Belleau Road, Glendale California 91206 (Address of principal executive offices)

(818) 632-5853
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2007, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

March 31,
2007

Assets

Current assets	-

Total current assets	-

Property & equipment, net	-

Total assets	$-

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$104,421
Income taxes payable	1,600
Due to related parties	50,350

Total current liabilities	156,371

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of March 31, 2007	2,873
Additional paid-in capital	305,642
Deficit accumulated during the development stage	(464,886)

Total stockholders' (deficit)	(156,371)

Total liabilities and stockholders' (deficit)	$-

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
		(as amended)

Revenues	$-	$-	$-

Expenses
Legal and accounting	22,268	23,214	177,761
Compensation	8,000	8,000	173,870
Consulting	630	1,275	78,158
General and administrative	1,060	1,551	46,097

Total Expenses	31,958	34,040	475,886

Other income (expense)
Forgiveness of debt	-	-	15,000

Loss before provision for income taxes	(31,958)	(34,040)	(460,886)

Provision for income taxes	-	-	4,000

Net income (loss)	$(31,958)	$(34,040)	$(464,886)

Per share data
Basic and diluted loss per share	$(0.01)	$(0.01)	$-

Weighted average common
shares outstanding	2,873,000	2,873,000	-

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
		(as amended)

Cash flows from operating activities
Net loss	$(31,958)	$(34,040)	$(464,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rent provided in exchange for additional paid-in capital	1,050	1,050	24,033
Compensation provided in exchange for additional
paid-in capital	8,000	8,000	166,670
Forgiveness of debt	-	-	-
Depreciation expense	-	207	15,678
(Increase) decrease in assets
Decrease in deposit	-	-	-
Increase (decrease) in liabilities
Increase in accounts payable	12,055	22,081	104,421
Increase in income tax payable	-	-	1,600
Increase in due to related parties	-	-	1,060

Net cash used in operating activities	(10,853)	(2,702)	(151,424)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	8,000	2,010	49,290
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	8,000	2,010	167,102

Net increase (decrease) in cash and cash equivalents	(2,853)	(692)	-

Cash and cash equivalents, beginning of period	2,853	700	-

Cash and cash equivalents, end of period	$-	$8	$-

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period July
			10, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
		(as amended)

Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$-	$-	$-
Income Taxes	$-	$-	$3,200

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).

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

Going Concern - The Company has experienced net losses since its inception and had an accumulated deficit of $464,886 at March 31, 2007. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure. The Company expects operating losses to continue in the foreseeable future as it continues to develop and promote its products and services.

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

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

Reclassification - Certain reclassifications have been made to conform prior period financial statement amounts to the current period presentation for comparative purposes.

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

Long-Lived Assets - The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of March 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

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

Fair Value of Financial Instruments - SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2007, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

Loss Per Share of Common Stock - The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For the three months ended March 31, 2007 and 2006, there were no common stock equivalents.

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

MARCH 31, 2007

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

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

The components of the Company’s income tax provision for the three months ended March 31, 2007 and 2006 and the period from July 10, 2001 (inception) through March 31, 2007 consist of:

					Period
					July 10, 2001
					(Inception)
	Three Months Ended				Through
	March 31,				March 31,
	2007		2006		2007
			(as amended)

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of start-up
costs for tax purposes		(6,400)		(10,000)	(118,100)
Change in valuation allowance		6,400		10,000	118,100

	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of March 31, 2007 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$118,100
Less: valuation allowance		(118,100)

	$	---

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company utilized office space provided by the Company’s president (also a stockholder). The president has waived reimbursement of the allocated rent of $1,050 and $1,050 for the three months ended March 31, 2007 and 2006, respectively, and has considered it as additional paid-in capital. The Company recorded total rent expense of $1,050 and $1,050 for the three months ended March 31, 2007 and 2006, respectively.

As mentioned in Note 1, the Company is in its development stage. For the three months ended March 31, 2007 and 2006, the Company’s Officer devoted time to the development process of the Company. Compensation expense totaling $8,000 and $8,000 has been recorded for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

The Company has received advances from certain officers and shareholders. During the three months ended March 31, 2007 and 2006 the Company received advances from these related parties totaling $8,000 and $2,010, respectively. These advances are non-interest bearing and are due on demand.

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

As of March 31, 2007, MMC was still in the process of completing the audit of its financial statements. It is anticipated that the merger will be concluded upon the completion of the audit.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

Overview. During the past year, our business strategy has been to complete the merger with Matinee Media Corporation, a Texas corporation (“MMC”). On April 13, 2006, we executed a definitive agreement to merge with MMC. MMC’s principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity.

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

For the three months ended March 31, 2007, compared to three months ended March 31, 2006:

Results of Operations.

Revenue. For the three months ended March 31, 2007 and 2006, and from our inception on July 10, 2001 through March 31, 2007, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses. For the three months ended March 31, 2007, our total operating expenses were $31,958 . This amount was represented by $ $22,268 in legal and accounting expenses, $8,000 in compensation expense, $630 in consulting expense and $1,060 in general and administrative expenses. This is in comparison to our operating expenses of $34,040 for the three months ended March 31, 2006, which was represented by $23,214 in legal and accounting expenses, $8,000 in compensation expense, $1,275 in consulting expenses and $1,551 in general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses related to our proposed merger with MMC. Our net loss for the period from our inception on July 10, 2001 through March 31, 2007 was $464,886.

Liquidity and Capital Resources. As of March 31, 2007, we had no assets. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our principal shareholder to continue operating. During the first three months of 2007, our principal shareholder has loaned us $12,500 to pay certain expenses. The loans are interest free and due on demand.

Our current liabilities were $156,371 as of March 31, 2007, of which $104,421 was represented by accounts payable, $1,600 in income taxes payable, and $50,350 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of March 31, 2007.

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

We have cash of $0 as of March 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our principal shareholder to continue operating. We believe that our principal shareholder will assist us in continuing to operate because he owns a significant percentage of our stock. Assuming we do not complete the transaction with MMC, we believe that our monthly costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Filtering Associates, Inc., a Nevada corporation

Date: May 14, 2007	By:	/s/ David Choi
David Choi
Its:		Principal Executive Officer, Principal Accounting Officer, President, Secretary, Treasurer and a Director