Form 10QSB
period 2007-06-30
FILTERING ASSOCIATES INC
filed 2007-08-13
CIK 1163882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                to               ..

Commission File Number: 000-50004

Filtering Associates , Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1495 Belleau Road, Glendale California 91206
(Address of principal executive offices)

(818) 632-5853
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2007, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

June 30,
2007
(unaudited)
Assets

Current assets
Cash held in trust	$2,696

Total current assets	-

Property & equipment, net	-

Total assets	$2,696

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$111,536
Income taxes payable	1,600
Due to related parties	65,850

Total current liabilities	178,986

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of June 30, 2007	2,873
Additional paid-in capital	306,692
Deficit accumulated during the development stage	(485,855)

Total stockholders' (deficit)	(176,290)

Total liabilities and stockholders' (deficit)	$2,696

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period
					July 10, 2001
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		Through
	2007	2006	2007	2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-	$-

Expenses
Legal and accounting	7,083	34,244	29,352	57,458	184,845
Compensation	10,500	8,000	18,500	16,000	184,370
Consulting	478	1,750	1,108	3,025	78,636
General and administrative	1,839	1,526	2,899	3,077	47,936

Total Expenses	19,900	45,520	51,859	79,560	495,787

Other income (expense)
Interest expense	268		268		268
Forgiveness of debt	-	-	-	-	15,000

Loss before provision for income taxes	(20,168)	(45,520)	(52,127)	(79,560)	(481,055)

Provision for income taxes	(800)	-	(800)	-	(4,800)

Net income (loss)	$(20,968)	$(45,520)	$(52,927)	$(79,560)	$(485,855)

Per share data
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$-

Weighted average common
shares outstanding	2,873,000	2,873,000	2,873,000	2,873,000	-

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period
			July 10, 2001
	Six Months Ended		(Inception)
	June 30,		Through
	2007	2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(52,927)	$(79,560)	$(485,855)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rent provided in exchange for additional paid-in capital	2,100	2,100	25,083
Compensation provided in exchange for additional
paid-in capital	8,000	16,000	166,670
Forgiveness of debt	-	-	-
Depreciation expense	-	413	15,678
(Increase) decrease in assets
(Increase) in prepaid expense	-	-	-
Decrease in deposit	-	-	-
Increase (decrease) in liabilities
Increase in accounts payable and accrued expenses	19,170	48,386	111,536
Increase in income tax payable	-	-	1,600
Increase in due to related parties	10,500	-	11,560

Net cash used in operating activities	(13,157)	(12,661)	(153,728)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	13,000	14,010	54,290
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	13,000	14,010	172,102

Net increase (decrease) in cash and cash equivalents	(157)	1,349	2,696

Cash and cash equivalents, beginning of period	2,853	700	-

Cash and cash equivalents, end of period	$2,696	$2,049	$2,696

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period
			July10, 2001
	Six Months Ended		(Inception)
	June 30,		Through
	2007	2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$0	$-	$-
Income Taxes	$800	$-	$4,000

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 – COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).

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

Going Concern– The Company has experienced net losses since its inception and had an accumulated deficit of $485,855 at June 30, 2007.  Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure.

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

Reclassification– Certain reclassifications have been made to conform prior period financial statement amounts to the current period presentation for comparative purposes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents– For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

Accounting Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment– Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are three years for computer equipment.  Repairs and maintenance to property and equipment are expensed as incurred.  When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

Long-Lived Assets– The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value.  As of June 30, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Income Taxes– The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments– SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2007, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

Loss Per Share of Common Stock– The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the six months ended June 30, 2007 and 2006, there were no common stock equivalents.

Issuances Involving Non-Cash Consideration– All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by officers and have been valued at the estimated value of the services rendered.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the six months ended June 30, 2007 and 2006 and the period from July 10, 2001 (inception) through June 30, 2007 consist of:

					Period
					July 10, 2001
	Six Months Ended				(Inception)
	June 30,				Through
	2007		2006		June 30, 2007
			(as amended)

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization of start-up costs for tax purposes		(12,200)		(28,200)	(123,900)
Change in valuation allowance		12,200		28,200	123,900

	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes.  The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of June 30, 2007 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$123,900
Less: valuation allowance		(123,900)

	$	---

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and 2006, the Company utilized office space provided by the Company’s president (also a stockholder).  The president has waived reimbursement of the allocated rent of $2,100 and $2,100 for the six months ended June 30, 2007 and 2006, respectively, and has considered it as additional paid-in capital.  The Company recorded total rent expense of $2,100 and $2,100 for the six months ended June 30, 2007 and 2006, respectively.

As mentioned in Note 1, the Company is in its development stage.  For the six months ended June 30, 2007 and 2006, the officers of the Company devoted time to the development process of the Company.  Compensation expense totaling $18,500 and $16,000 has been recorded for the six months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, the officers have waived reimbursement on $8,000 and have considered the total expense as additional paid-in capital.  The remaining $10,500 is due its President for services rendered during the three month period ended June 30, 2007 and is included in the Company’s liabilities as amounts due related parties. For the six months ended June 30,  2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital.

The Company has received advances from certain officers and shareholders.  During the six months ended June 30, 2007 and 2006 the Company received advances from these related parties totaling $13,000 and $14,010, respectively.  These advances are non-interest bearing and are due on demand.

A recap of the amounts due related parties as of June 30, 2007 is as follows:

Advances payable	$55,350
Accrued compensation	10,500
$65,850

NOTE 5 - PROPOSED MERGER

On April 13, 2006, the Company entered into an agreement to merge with Matinee Media Corporation, a Texas corporation (MMC) subject to certain terms and conditions. Under the merger agreement certain shareholders of the Company will cancel 1,665,272 shares of their common stock in exchange for the Company distributing to them all the Company’s current existing business and related assets and liabilities. MMC will transfer its business into the Company. Once the merger takes effect, MMC shareholders will own no less than 92% of the outstanding common stock of the Company and the Company’s current shareholders owning no more than 8%. Material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that the Company cancels 1,665,272 shares of its outstanding common stock held by certain officers and directors.

On May 31, 2007, the Company entered into a Second Amendment with MMC, stating that the merger will close on or before September 30, 2007.  Under the terms of the second amendment, the Company, its President  and certain shareholders have agreed to obtain the waiver of liabilities owed  by the Company in excess of $200,000, The Company cannot guaranty that the merger with MMC will be consummated, or that it will be consummated on or before September 30, 2007.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

On December 18, 2006, we executed the first amendment to the definitive merger agreement with MMC. The terms of the amendment account for the proposed merger of MMC with US Farm and Ranch Supply Company, Inc. (“USFR”), which was expected to close prior to the merger between us and MMC. The amendment also provided that the merger with MMC would close on or before June 1, 2007. USFR has since terminated the merger agreement with MMC.

On May 31, 2007, we executed the second amendment to the definitive merger agreement with MMC. The second amendment provides, among other things, that the merger will close on or before September 30, 2007, and that we shall obtain forgiveness or satisfaction of certain liabilities so that our liabilities at the closing of the merger do not exceed $200,000. We hope to close the merger with MMC on or before September 30, 2007. We cannot assure you that the merger with MMC will be consummated, or that it will be consummated on or before September 30, 2007.

If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Results of Operations.

For the three months ended June 30, 2007, compared to three months ended June 30, 2006.

Revenue. For the three months ended June 30, 2007 and 2006, and from our inception on July 10, 2001 through June 30, 2007, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses. For the three months ended June 30, 2007, our total operating expenses were $19,900. This amount was represented by $7,083 in legal and accounting expenses, $10,500 in compensation expense, $478 in consulting expense and $1,839 in general and administrative expenses. This is in comparison to our operating expenses of $45,520 for the three months ended June 30, 2006, which was represented by $34,244 in legal and accounting expenses, $8,000 in compensation expense, $1,750 in consulting expenses and $1,526 in general and administrative expenses. The decrease in legal and accounting fees for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was due to a reduction in the amount of merger related legal work for that period.  We anticipate that we will continue to incur significant professional and general and administrative expenses related to our proposed merger with MMC.

Our net loss for the three months ended June 30, 2007, was $20,968, as compared to net loss of $45,520 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, compared to six months ended June 30, 2006.

Revenue. For the six months ended June 30, 2007 and 2006, and from our inception on July 10, 2001 through June 30, 2007, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses. For the six months ended June 30, 2007, our total operating expenses were $51,859. This amount was represented by $29,352 in legal and accounting expenses, $18,500 in compensation expense, $1,108 in consulting expense and $2,899 in general and administrative expenses. This is in comparison to our operating expenses of $79,560 for the three months ended June 30, 2006, which was represented by $57,458 in legal and accounting expenses, $16,000 in compensation expense, $3,025 in consulting expenses and $3,077 in general and administrative expenses. The decrease in legal and accounting fees for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was due to a reduction in the amount of merger related legal work for that period. We anticipate that we will continue to incur significant professional and general and administrative expenses related to our proposed merger with MMC.

Our net loss for the three months ended June 30, 2007, was $20,968, as compared to net loss of $45,520 for the three months ended June 30, 2006. Our net loss for the period from our inception on July 10, 2001 through June 30, 2007 was $485,855.

Liquidity and Capital Resources. As of June 30, 2007, we cash of $2,696. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our principal shareholder to continue operating. During the first six months of 2007, our principal shareholder has loaned us $13,000 to pay certain expenses. The loans are interest free and due on demand.

Our current liabilities were $178,986 as of June 30, 2007, of which $111,536 was represented by accounts payable, $1,600 in income taxes payable, and $65,850 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of June 30, 2007.

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

On December 18, 2006, the merger agreement with MMC was amended to account for the proposed merger of MMC with USFR and extend the termination date to June 1, 2007. USFR has since terminated the merger agreement with MMC. On May 31, 2007, we executed the second amendment to the definitive merger agreement with MMC. The second amendment provides, among other things, that the merger will close on or before September 30, 2007, and that we shall obtain forgiveness or satisfaction of certain liabilities so that our liabilities at the closing of the merger do not exceed $200,000. We hope to close the merger with MMC on or before September 30, 2007. We cannot assure you that the merger with MMC will be consummated, or that it will be consummated on or before September 30, 2007. It is anticipated that the merger between us and MMC will be concluded upon the completion of the review of MMC’s financial statements.

We have cash of $2,696 as of June 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our principal shareholder to continue operating. We believe that our principal shareholder will assist us in continuing to operate because he owns a significant percentage of our stock. Assuming we do not complete the transaction with MMC, we believe that our monthly costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Filtering Associates, Inc., a Nevada corporation

Date: August 13, 2007	By:	/s/ David Choi
David Choi
Principal Executive Officer, Principal Accounting Officer, President, Secretary, Treasurer and a Director