Form 10QSB
period 2007-09-30
FILTERING ASSOCIATES INC
filed 2007-11-14
CIK 1163882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                       to                      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 13, 2007, there were 2,873,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

September 30,
2007

Current assets
Cash held in trust	$697

Total current assets	-

Property & equipment, net	-

Total assets	$697

Current liabilities
Accounts payable	$126,416
Income taxes payable	1,600
Due to related parties	70,350

Total current liabilities	198,366

Stockholders' equity (deficit)
Preferred stock, $.001 par value; authorized
5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding
2,873,000 shares as of September 30, 2007	2,873
Additional paid-in capital	307,742
Deficit accumulated during the development stage	(508,284)

Total stockholders' (deficit)	(197,669)

Total liabilities and stockholders' (deficit)	$697

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					July 10, 2001
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Expenses
Legal and accounting	15,881	6,064	45,232	63,522	200,725
Compensation	4,500	8,000	23,000	24,000	188,870
Consulting	597	695	1,705	3,720	79,233
General and administrative	1,452	1,280	4,351	4,357	49,388

Total Expenses	22,430	16,039	74,288	95,599	518,216

Other income (expense)
Interest expense	-		268		268
Forgiveness of debt	-	-	-	-	15,000

Loss before provision for income taxes	(22,430)	(16,039)	(74,556)	(95,599)	(503,484)

Provision for income taxes	-	-	(800)	-	(4,800)

Net income (loss)	$(22,430)	$(16,039)	$(75,356)	$(95,599)	$(508,284)

Per share data
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$-

Weighted average common
shares outstanding	2,873,000	2,873,000	2,873,000	2,873,000	-

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			July 10, 2001
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(75,356)	$(95,599)	$(508,284)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent	3,150	3,150	26,133
Donated services by officers	8,000	24,000	166,670
Depreciation expense	-	620	15,678
(Increase) decrease in assets
Increase (decrease) in liabilities
Increase in accounts payable and accrued expenses	34,050	55,144	126,416
Increase in income tax payable	-	-	1,600
Increase in due to related parties	15,000	-	16,060

Net cash used in operating activities	(15,156)	(12,685)	(155,727)

Cash flows from investing activities
Purchase of computer equipment	-	-	(15,678)

Net cash used in investing activities	-	-	(15,678)

Cash flows from financing activities
Proceeds from officer loans	13,000	17,010	54,290
Proceeds from issuance of common stock	-	-	117,650
Issuance costs	-	-	(14,928)
Additional paid-in capital contributed by stockholder	-	-	15,090

Net cash provided by financing activities	13,000	17,010	172,102

Net increase (decrease) in cash and cash equivalents	(2,156)	4,325	697

Cash and cash equivalents, beginning of period	2,853	700	-

Cash and cash equivalents, end of period	$697	$5,025	$697

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			July 10, 2001
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007

Supplemental Disclosures of Cash Flow Information

Cash paid for:

Interest Expense	$-	$-	$-

Income Taxes	$800	$-	$4,000

See the accompanying notes to these unaudited condensed financial statements.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 – COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Filtering Associates, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair representation have been included.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in Filtering Associates, Inc. Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).

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

Going Concern– The Company has experienced net losses since its inception and had an accumulated deficit of $508,284 at September 30, 2007.  Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services, infrastructure and SEC administrative costs.

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

SEPTEMBER 30, 2007

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

Long-Lived Assets– The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value.  As of September 30, 2007, the Company does not believe there has been any impairment of its long-lived assets.

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

Fair Value of Financial Instruments– SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2007, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Loss Per Share of Common Stock– The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the nine months ended September 30, 2007 and 2006, there were no common stock equivalents.

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

SEPTEMBER 30, 2007

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

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

The components of the Company’s income tax provision for the nine months ended September 30, 2007 and 2006 and the period from July 10, 2001 (inception) through September 30, 2007 consist of:

					July 10, 2001
					(Inception)
	Nine Months Ended				Through
	September 30,				September 30,
	2007		2006		2007

Current income tax expense	$	---	$	---	$ ---
Deferred income tax benefit from capitalization
of start-up costs for tax purposes		(25,700)		(27,400)	(137,700)
Change in valuation allowance		25,700		27,400	137,700

	$	---	$	---	$ ---

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes.  The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of September 30, 2007 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes		$137,700
Less: valuation allowance		(137,700)

	$	---

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 and 2006, the Company utilized office space provided by the Company’s president (also a stockholder).  The president has waived reimbursement of the allocated rent of $3,150 and $3,150 for the nine months ended September 30, 2007 and 2006, respectively, and has considered it as additional paid-in capital.  The Company recorded total rent expense of $3,150 and $3,150 for the nine months ended September 30, 2007 and 2006, respectively.

As mentioned in Note 1, the Company is in its development stage.  For the nine months ended September 30, 2007 and 2006, the officers of the Company devoted time to the development process of the Company.  Compensation expense totaling $23,000 and $24,000 has been recorded for the nine months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, the officers have waived reimbursement on $8,000 and have considered the $8,000 as additional paid-in capital.  The remaining $15,000 is due its President for services rendered during the six month period ended September 30, 2007 and is included in the Company’s liabilities as amounts due related parties. For the nine months ended September 30, 2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital.

The Company has received advances from certain officers and shareholders.  During the nine months ended September 30, 2007 and 2006 the Company received advances from these related parties totaling $13,000 and $17,010, respectively.  These advances are non-interest bearing and are due on demand.

FILTERING ASSOCIATES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

A recap of the amounts due related parties as of September 30, 2007 is as follows:

Advances payable	$55,350
Accrued compensation	15,000
$70,350

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

On May 31, 2007, we entered into the second amendment to the definitive merger with MMC, stating that the Company, its President and certain shareholders have agreed to obtain the waiver of liabilities owed by the Company in excess of $200,000.

On September 17, 2007, the Company entered into a Third Amendment with MMC, stating that the merger will close on or before February 29, 2008.  The Company cannot guaranty that the merger with MMC will be consummated, or that it will be consummated on or before February 29, 2008.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

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

On September 17, 2007, we executed the third amendment to the definitive merger agreement with MMC. The third amendment provides, among other things, that the merger will close on or before February 29, 2008. The Registrant cannot guaranty that the merger with MMC will be consummated, or that it will be consummated on or before February 29, 2008.

If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. We cannot guaranty that we will merge with MMC or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Liquidity and Capital Resources. As of September 30, 2007, we had cash of $697 in the trust account of our legal counsel. We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our principal shareholder to continue operating. During the first nine months of 2007, our principal shareholder has loaned us $13,000 to pay certain expenses. The loans are interest free and due on demand.

Our current liabilities were $198,366 as of September 30, 2007, of which $126,416 was represented by accounts payable, $1,600 in income taxes payable, and $70,350 due to certain officers and shareholders. We had no other liabilities and no long term commitments or contingencies as of September 30, 2007.

Results of Operations.

For the three months ended September 30, 2007, compared to three months ended September 30, 2006.

Revenue. For the three months ended September 30, 2007 and 2006, and from our inception on July 10, 2001 through September 30, 2007, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses. For the three months ended September 30, 2007, our total operating expenses were $22,430. This amount was represented by $15,881 in legal and accounting expenses, $4,500 in compensation expense, $597 in consulting expense and $1,452 in general and administrative expenses. This is in comparison to our operating expenses of $16,039 for the three months ended September 30, 2006, which was represented by $6,064 in legal and accounting expenses, $8,000 in compensation expense, $695 in consulting expenses and $1,280 in general and administrative expenses. The increase in legal and accounting fees for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was due to an increase in the amount of merger related legal work for that period.  We anticipate that we will continue to incur significant professional and general and administrative expenses related to our proposed merger with MMC.

Our net loss for the three months ended September 30, 2007, was $22,430, as compared to net loss of $16,039 for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, compared to nine months ended September 30, 2006.

Revenue. For the nine months ended September 30, 2007 and 2006, and from our inception on July 10, 2001 through September 30, 2007, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses. For the nine months ended September 30, 2007, our total operating expenses were $74,288. This amount was represented by $45,232 in legal and accounting expenses, $23,000 in compensation expense, $1,705 in consulting expense and $4,351 in general and administrative expenses. This is in comparison to our operating expenses of $95,599 for the nine months ended September 30, 2006, which was represented by $63,522 in legal and accounting expenses, $24,000 in compensation expense, $3,720 in consulting expenses and $4,357 in general and administrative expenses. The decrease in legal and accounting fees for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was due to a reduction in the amount of merger related legal work for that period. We anticipate that we will continue to incur significant professional and general and administrative expenses related to our proposed merger with MMC.

Our net loss for the nine months ended September 30, 2007, was $75,356, as compared to net loss of $95,599 for the nine months ended September 30, 2006. Our net loss for the period from our inception on July 10, 2001 through September 30, 2007 was $508,284.

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

On December 18, 2006, the merger agreement with MMC was amended to account for the proposed merger of MMC with USFR and extend the termination date to June 1, 2007. USFR has since terminated the merger agreement with MMC. On May 31, 2007, we executed the second amendment to the definitive merger agreement with MMC. The second amendment provides, among other things, that the merger will close on or before September 30, 2007, and that we shall obtain forgiveness or satisfaction of certain liabilities so that our liabilities at the closing of the merger do not exceed $200,000. On September 17, 2007, we executed the third amendment to the definitive merger agreement with MMC. The third amendment provides, among other things, that the merger will close on or before February 29, 2008. The Registrant cannot guaranty that the merger with MMC will be consummated, or that it will be consummated on or before February 29, 2008. We hope to close the merger with MMC on or before February 29, 2008. We cannot assure you that the merger with MMC will be consummated, or that it will be consummated on or before February 29, 2008. It is anticipated that the merger between us and MMC will be concluded upon the completion of the review of MMC’s financial statements.

We have cash of $697 in the trust account of our legal counsel as of September 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our principal shareholder to continue operating. We believe that our principal shareholder will assist us in continuing to operate because he owns a significant percentage of our stock. Assuming we do not complete the transaction with MMC, we believe that our monthly costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Filtering Associates, Inc., a Nevada corporation

Date: November 13, 2007	By:	/s/ David Choi
David Choi
	Its:	Principal Executive Officer, Principal Accounting Officer, President, Secretary, Treasurer and a Director