Form 10KSB
period 2007-12-31
Matinee Media CORP
filed 2008-02-15
CIK 1163882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(818) 632-5853
(Registrant’s Telephone Number, Including Area Code)

 (Registrant’s Former Address and Telephone Number, if Changed Since Last Report)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

State issuer’s revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 14, 2008, approximately $20,238 based on the bid price of the Company’s common stock, which the Company believes is an accurate measure for calculating the aggregate market value.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 8, 2008, there were 2,873,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Our Business.  On April 13, 2006, we executed a definitive agreement to merge with Matinee Media Corporation, a Texas corporation (“MMC”). MMC’s principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation. Other material terms of the agreement require MMC to have at the close funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity.  On December 18, 2006, we executed the first amendment to the merger agreement. On May 31, 2007, we executed the second amendment to the merger agreement. On September 17, 2007, we executed the third amendment to the merger agreement.

Recent Developments.  We scheduled a stockholders meeting for February 8, 2008.  At such meeting, our stockholders approved the merger with MMC.  MMC held its respective shareholders meeting on February 8, 2008.  At such meeting, the MMC shareholders approved the merger with us.  As closing conditions were met, we consummated the merger with MMC on February 11, 2008.  We changed our name to Matinee Media Corporation.

Our Products.  We currently are not selling any products.

Our Website.  We own the domain www.filterdrive.com , and our website is currently down.

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

Employees.  As of December 31, 2007, we have no employees, other than our sole officer and director. We anticipate that we will not hire any employees in the next six months, unless we complete the merger with MMC.

Our Facilities.  Our executive, administrative and operating offices are approximately 300 square feet and are located at 1495 Belleau Road, Glendale, California 91206 . We believe that our current offices are sufficient to meet our current and future needs.

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

As of December 31, 2007, our net losses since inception were approximately $524,858.  We have not generated any revenues to date.  We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future.  We will need to generate significant revenues to achieve and maintain profitability.  We may not be able to generate sufficient revenues to achieve profitable operations.

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

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ‘34 are substantial and may result in us having insufficient funds to operate our business.

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

Our Articles of Incorporation have certain provisions which may make it more difficult for a merger or takeover to occur. Specifically, our Articles of Incorporation provide for a staggered board of directors, which means that our board of directors will be divided into three classes, as nearly equal in numbers as the then total number of directors constituting the entire board of directors permits, with the term of office of one class expiring each year. Such a provision is intended to discourage or prevent a takeover of the company. A staggered board makes it more difficult to take control of our board of directors all at once as terms expire at different times. Article Thirteenth of our Articles of Incorporation requires the affirmative vote of at least 2/3 of our common stock entitled to vote in order to approve certain “take-over” type transactions such as a business combination, which includes, but is not limited to, a merger or sale of substantially all or all of the company’s assets. The purpose of the provision requiring the 2/3 vote is to prevent the merger of the company into another entity and a resultant change in control of the company unless at least 2/3 of the voting stock approves such a transaction. The requirement of a 2/3 vote may discourage a merger candidate from attempting to consummate a merger with us. As a result, we may lose out on merger or acquisition opportunities which could have had the effect of increasing the value of our. These provisions may also discourage a future acquisition of the company in which stockholders might receive an attractive value for their shares or that a substantial number or even a majority of the stockholders might believe to be in the best interest of our stockholders. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so. These provisions could also discourage bids for our shares at a premium, as well as serve to create a depressive effect on the market price of the shares. Any of these factors either together or individually could reduce the value of our shares.

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

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of the date specified in the following table, we held the following property:

Property	December 31, 2006	December 31, 2007
Cash and cash equivalents	$2,853	$0

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

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information.  In April 2004, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “FLTG”. As of March 28, 2007, no shares of our common stock have traded.

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

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. We have 2,873,000 shares of our common stock issued and outstanding as of December 31, 2007.

The approximate number of holders of record of shares of our common stock is 17. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. As of December 31, 2007, there were 67,460 shares that could be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

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

Use of Proceeds of Registered Securities.  There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

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

Critical Accounting Policy and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

During the past year, our business strategy has been to complete the merger with Matinee Media Corporation, a Texas corporation (“MMC”).  On April 13, 2006, we executed a definitive agreement to merge with MMC. MMC’s principal source of revenue will be from the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission. The definitive merger agreement contemplates our merger with MMC, whereby we will be the surviving entity, shares of MMC will be converted to shares of our common stock, and we will change our name to Matinee Media Corporation.  Other material terms of the agreement require MMC to have closed funding with gross proceeds of not less than $6.0 million, shareholder approval by shareholders of both entities, and that we cancel 1,665,272 shares of our outstanding common stock held by certain of our former officers and directors. After giving effect to the merger, our stockholders would own approximately 8% of the surviving entity.

On December 18, 2006, we executed the first amendment to the definitive merger agreement with MMC. The terms of the amendment account for the proposed merger of MMC with US Farm and Ranch Supply Company, Inc. (d/b/a USFR Media Group), which was expected to close prior to the merger between us and MMC. The amendment also provided that the merger with MMC would close on or before June 1, 2007. As of March 28, 2007, USFR had terminated its merger negotiations with MMMC. On May 31, 2007, we executed the second amendment to the definitive merger agreement with MMC.  The second amendment provided, among other things, that the merger with MMC would close on or before September 30, 2007.  On September 17, 2007, we executed the third amendment to the definitive merger agreement with MMC.  The third amendment provided that the merger with MMC would close on or before February 29, 2008.

We scheduled a stockholders meeting for February 8, 2008.  At such meeting, our stockholders approved the merger with MMC.  MMC held its respective shareholders meeting on February 8, 2008.  At such meeting, the MMC shareholders approved the merger with us.  As closing conditions were met, we consummated the merger with MMC on February 11, 2008.  We changed our name to Matinee Media Corporation.

For the Years Ended December 31, 2007 and 2006:

Results of Operations.

Revenue.  For the years ended December 31, 2007 and 2006, and from our inception on July 10, 2001 through December 31, 2006, we have realized no revenues. We do not anticipate that we will generate any revenues as our business objective is to complete the merger with MMC.

Operating Expenses.  For the year ended December 31, 2007, our total operating expenses were $91,930.  This amount was represented by $55,967 in legal and accounting expenses, $27,500 in compensation expense, $1,994 in consulting expense and $5,401 in general and administrative expenses. This is in comparison to our operating expenses of $115,967 for the year ended December 31, 2006, which was represented by $74,107 in legal and accounting expenses, $32,000 in compensation expense, $4,380 in consulting expenses and $5,480 in general and administrative expenses.  We anticipate that we will continue to incur significant general and administrative expenses related to our proposed merger with MMC. Our net loss for the period from our inception on July 10, 2001 through December 31, 2007 was $534,790.

Liquidity and Capital Resources. Our total current assets were $) as of December 31, 2007.  We believe that our available cash is not sufficient to pay our day-to-day expenditures and we will have to rely on advances and contributions from our principal shareholder to continue operating.  During the first two months of 2008, our principal shareholder has loaned us $2,377 to pay certain expenses. The loans are interest free and due on demand.

Our current liabilities were $213,193 as of December 31, 2007, of which $134,343 was represented by accounts payable, $1,600 in income taxes payable, and $77,250 due to certain former officers and certain current shareholders. We had no other liabilities and no long term commitments or contingencies as of December 31, 2007.

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

We have no cash as of December 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months and we will have to rely on contributions and advances from our principal shareholder to continue operating.  We believe that our principal shareholder will assist us in continuing to operate because he owns a significant percentage of our stock.  Assuming we do not complete the transaction with MMC, we believe that our monthly costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months.  Other than anticipated monthly costs and the costs of our proposed merger with MMC, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Filtering Associates, Inc.

We have audited the accompanying balance sheet of Filtering Associates, Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended and for the period July 10, 2001 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Filtering Associates, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the two years then ended and for the period July 10, 2001 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital and incurred significant losses for the years ended December 31, 2007 and 2006 and has an accumulated deficit of $524,858 as of December 31, 2007. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A.

Accountancy Corporation

Torrance, California

February 12, 2008

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

BALANCE SHEET

December 31,
2007

Assets

Property & equipment, net	$—

Total assets	$—

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Legal fees payable	$96,118
Trade payables - other	38,225
Income taxes payable	1,600
Due to related parties	77,250

Total current liabilities	213,193

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 2,873,000 shares as of December 31, 2007	2,873
Additional paid-in capital	308,792
Deficit accumulated during the development stage	(524,858)

Total stockholders’ (deficit)	(213,193)

Total liabilities and stockholders’ (deficit)	$—

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2007	2006	2007

Revenues	$—	$—	$—

Expenses
Legal and accounting	55,967	74,107	211,460
Compensation	27,500	32,000	193,370
Consulting	1,994	4,380	79,522
General and administrative	5,401	5,480	50,438

Total Expenses	90,862	115,967	534,790

Other income (expense)
Interest expense	(268)	—	(268)
Forgiveness of debt	—	—	15,000

Loss before provision for income taxes	(91,130)	(115,967)	(520,058)

Provision for income taxes	800	800	4,800

Net income (loss)	$(91,930)	$(116,767)	$(524,858)

Per share data
Basic and diluted loss per share	$(0.03)	$(0.04)	$—

Weighted average common shares outstanding	2,873,000	2,873,000	—

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD JULY 10, 2001 (INCEPTION) THOUGH DECEMBER 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, July 10, 2001 (inception)	—	$—	$—	$—	$—

Issuance of common stock, July 2001	1,000,000	1,000	9,000	—	10,000
Additional paid-in capital (in exchange for donated services)	—	—	11,983	—	11,983
Net loss	—	—	—	(13,624)	(13,624)

Balance, December 31, 2001	1,000,000	1,000	20,983	(13,624)	8,359

Issuance of common stock , net of issuance costs of $14,928, November 2002	893,000	893	28,829	—	29,722
Additional paid-in capital (in exchange for donated services)	—	—	32,070	—	32,070
Additional paid-in capital (contributed
by a stockholder)	—	—	13,290	—	13,290
Net loss	—	—	—	(74,978)	(74,978)

Balance, December 31, 2002	1,893,000	1,893	95,172	(88,602)	8,463

Issuance of common stock, August 2003	700,000	700	34,300	—	35,000
Issuance of common stock, September
2003	280,000	280	27,720	—	28,000
Additional paid-in capital (in exchange for donated services)	—	—	36,200	—	36,200
Additional paid-in capital (contributed
by a stockholder)	—	—	1,800	—	1,800
Net loss	—	—	—	(64,828)	(64,828)

Balance, December 31, 2003	2,873,000	2,873	195,192	(153,430)	44,635

Additional paid-in capital (in exchange for donated services)	—	—	29,800	—	29,800
Net loss	—	—	—	(94,790)	(94,790)

Balance, December 31, 2004	2,873,000	2,873	224,992	(248,220)	(20,355)

Additional paid-in capital (in exchange for donated services)	—	—	35,400	—	35,400
Net loss	—	—	—	(67,941)	(67,941)

Balance, December 31, 2005	2,873,000	2,873	260,392	(316,161)	(52,896)

Additional paid-in capital (in exchange for donated services)	—	—	36,200	—	36,200
Net loss	—	—	—	(116,767)	(116,767)

Balance, December 31, 2006	2,873,000	2,873	296,592	(432,928)	(133,463)

Additional paid-in capital (in exchange for donated services)	—	—	12,200	—	12,200
Net loss	—	—	—	(91,930)	(91,930)

Balance, December 31, 2007	2,873,000	$2,873	$308,792	$(524,858)	$(213,193)

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period July
			10, 2001
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(91,930)	$(116,767)	$(524,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent by officer	4,200	4,200	27,183
Accrued compensation to officer	19,500	—	19,500
Compensation provided in exchange for additional paid-in capital	8,000	32,000	166,670
Depreciation expense	—	688	15,678
Increase (decrease) in liabilities
Increase in accounts payable	41,977	59,722	134,343
Increase in income tax payable	—	800	1,600
Increase in due to related parties	—	—	1,060

Net cash used in operating activities	(18,253)	(19,357)	(158,824)

Cash flows from investing activities
Purchase of computer equipment	—	—	(15,678)

Net cash used in investing activities	—	—	(15,678)

Cash flows from financing activities
Proceeds from related party advances	15,400	21,510	56,690
Proceeds from issuance of common stock	—	—	117,650
Issuance costs	—	—	(14,928)
Additional paid-in capital contributed by stockholder	—	—	15,090

Net cash provided by financing activities	15,400	21,510	174,502

Net increase (decrease) in cash and cash equivalents	(2,853)	2,153	—

Cash and cash equivalents, beginning of period	2,853	700	—

Cash and cash equivalents, end of period	$—	$2,853	$—

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Period July
10, 2001
(Inception)
	Years Ended		Through
	December 31,		December 31,
	2007	2006	2007

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest Expense	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FILTERING ASSOCIATES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 – COMPANY OPERATIONS

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

Going Concern – The Company has experienced net losses since its inception and had an accumulated deficit of $524,858 at December 31, 2007.  Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company’s services and infrastructure.

As discussed in Note 6, the Company merged with Matinee Media Corporation in February 2008, pursuant to the terms of the Agreement and Plan of Merger which was executed on April 13, 2006.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassification – Certain reclassifications have been made to conform prior period financial statement amounts to the current period presentation for comparative purposes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment – Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are three years for computer equipment.  Repairs and maintenance to property and equipment are expensed as incurred.  When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value.  As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments – SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2007, the carrying value of cash and cash equivalents approximated fair value due to the short-term nature of such instruments.

Loss Per Share of Common Stock – The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended December 31, 2007 and 2006, there were no common stock equivalents.

Issuances Involving Non-Cash Consideration – All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by officers and have been valued at the estimated value of the services rendered.

Recent Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Computer equipment	$15,678
Less: accumulated depreciation	(15,678)

$—

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the years ended December 31, 2007 and 2006 and the period from July 10, 2001 (inception) through December 31, 2007 consist of:

			Period
			July 10, 2001
			(Inception)
	Years Ended December 31,		Through
			December 31,
	2007	2006	2007

Current income tax expense	$—	$—	$—
Deferred income tax benefit from capitalization of start-up costs for tax purposes	(31,900)	(43,400)	(143,900)
Change in valuation allowance	31,900	43,400	143,900

	$—	$—	$—

Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes.  The tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of December 31, 2007 are as follows:

Deferred income tax assets
Capitalized start-up costs for tax purposes	$143,900
Less: valuation allowance	(143,900)

$—

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company utilized office space provided by the Company’s president (also a stockholder).  The president has waived reimbursement of  the renting of the space. The Company estimated the rent to be $350 a month which has been considered donated capital.  The Company recorded total rent expense of $4,200 and $4,200 for the years ended December 31, 2007 and 2006, respectively.

As mentioned in Note 1, the Company is in its development stage.  For the years ended December 31, 2007 and 2006, the officers of the Company devoted time to the development process of the Company.  Compensation expense totaling $27,500 and $32,000 has been recorded for the years ended December 31, 2007 and 2006, respectively.  For the year ended December 31, 2007, the officers have waived reimbursement on $8,000 and have considered the $8,000 as additional paid-in capital.  The remaining $19,500 is due its President for services rendered during the year ended December 31, 2007 and is included in the Company’s liabilities as amounts due related parties. For the year ended December 31, 2006, the officers have waived reimbursement and have considered the total expense as additional paid-in capital.

The Company has received advances from certain officers and shareholders.  During the years ended December 31, 2007 and 2006 the Company received advances from these related parties totaling $15,400 and $21,510, respectively.  These advances are non-interest bearing and are due on demand.

A recap of the amounts due related parties as of December 31, 2007 is as follows:

Advances payable	$57,750
Accrued compensation	19,500
$77,250

NOTE 6 - MERGER

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

On May 31, 2007, the Company entered into the second amendment to the definitive merger with MMC, stating that the Company, its President and certain shareholders have agreed to obtain the waiver of liabilities owed by the Company in excess of $200,000.

On September 17, 2007, the Company entered into a Third Amendment with MMC, stating that the merger will close on or before February 29, 2008.  The Company cannot guaranty that the merger with MMC will be consummated, or that it will be consummated on or before February 29, 2008.

On December 21, 2007, the Company announced the approval of the merger by the Board of Directors of the Company and the Board of Directors of MMC.  On that date the Company also filed form S-4 with the SEC to request the voting approval of shareholders of record on January 14, 2008 at a special meeting to be held on February 8, 2008. At that meeting the merger was ratified.

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

Our new management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon our new management’s evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David Y. Choi	41	President, Secretary, Treasurer, Director

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

Section 16(a) Beneficial Ownership Reporting Compliance . We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 ( Initial Statement of Beneficial Ownership of Securities ), a Form 4 ( Statement of Changes of Beneficial Ownership of Securities ), or a Form 5 ( Annual Statement of Beneficial Ownership of Securities ).

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2007 and 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
David Choi, president, secretary, treasurer	2007	None	None	None	None	None	None	None	None
Kevin Frost, president*	2006	None	None	None	None	None	None	None	None
Edward Wiggins, treasurer, acting secretary*	2006	None	None	None	None	None	None	None	None

   *resigned all offices in December 2006.

Employment Contracts.  We do not have any employment agreements.

Outstanding Equity Awards at Fiscal Year-end.  As of the year ended December 31, 2007, our named executive officers had no unexercised options, stock that has not vested or equity incentive plan awards.

No Equity Compensation Plans.  As of the year ended December 31, 2007, we had no securities authorized for issuance under any equity compensation plans.

Stock Options/SAR Grants . No grants of stock options or stock appreciation rights were made since our date of incorporation on July 10, 2001.

Long-Term   Incentive Plans . There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation.  Our directors received no compensation for their service as directors during the fiscal year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

	Shares Beneficially Owned Prior to Offering
Name and Address	Number of Shares		Percent of Class
Directors, Executive Officers and 5% Holders:
David Choi President, CEO, Chief Financial Officer, Secretary and Director 1495 Belleau Road Glendale, CA 91206	8,000		*
Kevin Frost 101 W. Avenida Gaviota, Suite A San Clemente, CA 92672	1,128,000	(1)	39.3%
Edward Wiggins 101 W. Avenida Gaviota, Suite A San Clemente, CA 92672	435,000	(1)	15.1%
Alpine Opportunity Fund Limited c/o Walkers (BVI) Walkers Chambers, POB, 92 Road Town, Tortuga, British Virgin Islands	425,000	(1)	14.8%
Peter G. Geddes P.O. Box 5303 Beverly Hills, CA 90212	335,000	(1)	11.7%
All directors and executive officers, as a group (1 person)	8,000		*

*                                         Represents beneficial ownership of less than 1%.

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

Changes in Control.  Our   management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than the merger with MMC.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.  During the years ended December 31, 2007 and 2006, we have utilized office space provided by Mr. Frost, formerly our president, director and currently also a stockholder, and Mr. Choi, our president and director. Mr. Frost and Mr. Choi have each waived reimbursement of the allocated rent of $4,200 and $4,200 for the years ended December 31, 2007 and 2006, respectively, and has considered it as additional paid-in capital. We recorded total rent expense of $4,200 and $4,200 for the years ended December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007 and 2006, our officers devoted time to our development process. Compensation expense totaling $27,500 and $32,000 has been recorded for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, our officers have waived reimbursement of $8,000 and have considered the $8,000 as additional paid-in capital.  The remaining $19,500 is due Mr. Choi for services rendered during the year ended December 31, 2007.  For the year ended December 31, 2006, our officers waived reimbursement and have considered the total expense additional paid-in capital.

We have received advances from certain officers and shareholders. During the years ended December 31, 2007 and 2006 we received advances from these related parties totaling $15,400 and $21,510, respectively. These advances are non-interest bearing and are due on demand.

During the first two months of 2008, our principal shareholder has loaned us $2,377 to pay certain expenses. The loans are interest free and due on demand.

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

Item 13. Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
10	Agreement and Plan of Merger with Matinee Media Corporation**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer
32.2	Section 906 Certification by Chief Financial Officer
*	Included in the registration statement on Form SB-2 filed on January 23, 2002
**	Included in Annual Report on Form 10-KSB filed on April 17, 2006

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $14,421 and $12,935, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2006, we were billed a total of $3,138 by a separate accountant for consulting services relating to the preparation of the annual audit and quarterly reviews of our financial statements.

Tax Fees.  For the fiscal years ended December 31, 2006 and December 31, 2007, another separate accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid the following amounts: $950 and $750 respectively.

All Other Fees.  None.

Pre-Approval Policies and Procedures.  Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Juan Capistrano, California, on February 14, 2008.

Filtering Associates, Inc. a Nevada corporation

By:		/s/ David Choi
David Choi
Its:	Principal executive officer President, Chief Financial Officer Treasurer, Secretary and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/David Choi	February 14, 2008
David Choi Its: Director