Form 10-Q
period 2008-03-31
Matinee Media CORP
filed 2008-05-15
CIK 1163882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50004

MATINEE MEDIA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2801 Via Fortuna, Suite 675, Austin, Texas 78746

(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code: (512) 329-5843

(Former name and former address, if changed from last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2008, was 15,179,383 shares of Common Stock, $0.001 par value.

MATINEE MEDIA CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Matinee Media Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$899,650	$1,229,958
Accounts receivable – related parties	97,601	87,014
Prepaid expenses and other current assets	190,010	153,110
Notes receivable	338,455	767,095
Total current assets	1,525,716	2,237,177

Property and equipment, net	46,302	52,995
Intangible assets	6,158,682	6,158,682
Construction work in progress	230,084	216,215
Investments	100,000	100,000
Other assets	81,871	81,871
Long-term portion of notes receivable	150,000	150,000

Total Assets	$8,292,655	$8,996,940

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$321,615	$118,721
Accrued expenses and other liabilities	37,757	195,051
Total current liabilities	359,372	313,772

Long-term notes payable to stockholders	1,012,580	1,001,322

Total Liabilities	1,371,952	1,315,094

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized on February 11, 2008 , zero issued and outstanding at March 31, 2008	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,179,383 issued and outstanding at March 31, 2008; 25,000,000 shares authorized, 13,968,598 issued and outstanding as of December 31, 2007	15,179	13,969
Additional paid-in capital	14,846,048	14,706,955
Accumulated deficit	(7,940,524)	(7,039,078)
Total stockholders’ equity	6,920,703	7,681,846

Total Liabilities and Stockholders’ Equity	$8,292,655	$8,996,940

The accompanying notes are an integral part of these consolidated financial statements

Matinee Media Corporation

Consolidated Statements of Expenses

(Unaudited)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Expenses
Compensation and benefits	$621,744	$636,336
Legal fees	109,692	189,895
Other professional services	80,431	40,894
Marfa Public Radio contribution	32,800	37,550
Travel and entertainment	15,202	40,424
General and administrative	43,821	41,534
Depreciation and amortization	6,694	6,206
Total expenses	910,384	992,839
Operating loss	(910,384)	(992,839)

Other income (expense):
Interest income	21,108	34,967
Interest expense	(12,170)	(11,543)

Consolidated net loss	$(901,446)	$(969,415)

Net loss per share available to common stockholders	$(0.06)	$(0.07)
Shares used in computing net loss per share available to common stockholders, basic and diluted	14,633,864	13,924,040

The accompanying notes are an integral part of these consolidated financial statements

Matinee Media Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2007	13,968,598	$13,969	$14,706,955	$(7,039,078)	$7,681,846

Shares issued with reverse merger	1,210,785	1,210	(1,210)		—
Liabilities assumed with reverse merger			(197,703)		(197,703)
Stock option expense			338,006		338,006

Net loss				(901,446)	(901,446)

Balance, March 31, 2008	15,179,383	$15,179	$14,846,048	$(7,940,524)	$6,920,703

The accompanying notes are an integral part of these consolidated financial statements

Matinee Media Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(901,446)	$(969,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,694	6,206
Stock option expense	338,006	320,650
Changes in operating assets and liabilities
Accounts receivable – related party	(10,587)	(36,434)
Prepaid expenses and other assets	(36,899)	(43,163)
Accounts payable	5,187	170,793
Accrued expenses and other liabilities	(150,319)	(14,641)
Net cash (used in) operating activities	(749,364)	(566,004)

Cash flows from investing activities
Purchases of property and equipment	—	(790)
Proceeds provided for notes receivable	432,923	(139,576)
Purchases of intangible assets	—	(500,000)
Cash paid for CWIP	(13,867)	(96,309)
Investment in film productions	—	(150,000)
Net cash provided by (used in) investing activities	419,056	(886,675)

Cash flows from financing activities	—	—

Net (decrease) in cash and cash equivalents	(330,308)	(1,452,679)
Cash and cash equivalents, beginning of year	1,229,958	3,795,518
Cash and cash equivalents, end of year	$899,650	$2,342,839

Supplemental Information:
Liabilities assumed with reverse merger	197,703	—
Stock issued in relation to reverse merger	1,210	—

The accompanying notes are an integral part of these consolidated financial statements

Matinee Media Corporation & Consolidated Entities

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended March 31, 2008 and 2007

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The accompanying unaudited interim consolidated financial statements of Matinee Media Corporation (MMC) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the MMC December 31, 2007 audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 have not been included.

The accompanying consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 includes the results of MMC and its wholly-owned subsidiary, Matinee Productions Corporation (MPC).

Additionally, MMC and Filtering Associates, Inc. merged on February 11, 2008. The surviving corporation has changed its name to Matinee Media Corporation. Under the agreement and plan of merger Filtering Associates issued 13,968,598 shares of common stock to MMC shareholders.  Shareholders of Filtering Associates retained 1,662,214 shares; Filtering Associates shareholders maintained 8% and MMC shareholders received 92% of the combined company stock; in addition MMC agreed to pay up to $200,000 of Filtering Associates payables outstanding at the time of the merger. The merger was accounted for as a reverse merger whereby MMC is the accounting acquirer resulting in a recapitalization of MMC’s equity.

The consolidated financial statements also include results of Matinee Radio, LLC, and Ace Radio Corporation, each a variable interest entity. MMC and the consolidated entities are collectively referred to herein as MMC. All significant inter-company accounts and transactions have been eliminated in consolidation.

2.  DEBT

Long-term Notes Payable to Stockholders

Long-term notes payable to shareholders consist of aggregate amounts of $1,012,580 as of March 31, 2008 and $1,001,322 as of December 31, 2007, respectively.  These amounts were originally borrowed during 2004 and 2005 by Matinee Radio from two founding members of Matinee Radio and one third party to Matinee Radio.  The principal balances of the three notes are $344,090, $224,565 and $322,170 as of March 31, 2008, with maturity dates of September 15, 2009, September 15, 2009 and October 1, 2010, respectively.  The notes do not contain demand provisions, therefore, are presented as long-term.  The notes bear interest at 5% per annum and MMC has accrued interest of $121,755 and $110,497 as of March 31, 2008 and December 31, 2007, respectively.

Year-End	Principal Amount Due
2008	$0
2009	568,655
2010	322,170

Notes Payable to Stockholders

On August 6, 2007, MMC entered into an arrangement with Robert Walker, our President and Chief Executive Officer, and Katy Walker, Robert Walker’s spouse, under which MMC could borrow amounts under a line of credit to cover operating expenses and capital needs.  The principal amount of the line of credit was $500,000 and bore interest at 10% per annum.  The maturity date of the line of credit was December 31, 2007.  MMC borrowed $260,000 on the line of credit from August 7, 2007 to December 4, 2007, at which time the outstanding principal balance, plus accrued interest of $5,379, was paid in full.  Therefore, as of December 31, 2007, there was no outstanding principal balance on the line of credit.

On September 26, 2007, MMC borrowed $350,000 from JMG Capital Partners, an MMC shareholder.  The promissory note bore interest at 12% per annum and matured on November 22, 2007, five business days following the sales transaction between Ace Radio and Redwood Empire Stereocaster for the Cazadero, CA property.  The promissory note was collateralized by the option agreements to purchase the Cazadero, CA and Morristown, AZ properties.  The note was paid in full, including accrued interest of $5,950, on November 16, 2007.  Proceeds from the promissory note were used by MMC for operating expenses and capital needs.  In connection with the note, MMC agreed to reduce the exercise price of the warrants previously issued to JMG Capital under the April 2006 equity offering from $3.50 per share to $2.50 per share.  Other than the change in the exercise price, all other terms and conditions of the original warrant remain unchanged.  MMC recorded additional interest expense of $45,422 related to the change in the fair market value of the warrants due to the re-pricing.

On March 19, 2008, MMC received an additional funding commitment of up to $1 million from its CEO, Robert Walker.  Management believes this will be sufficient to fund its published growth plans for a reasonable time.

3.  STOCKHOLDERS’ EQUITY

Preferred and Common Stock

Under the merger agreement with Filtering Associates, 5,000,000 shares of preferred stock, at a par value of $0.001 per share, were authorized.  The preferred stock may be issued in one or more series and the surviving corporation’s board of directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidations preferences and other rights and restrictions relating to any series.  As of March 31, 2008, there was no preferred stock issued and outstanding. The number of authorized common stock shares was also established at 50,000,000 shares of common stock, at a par value of $0.001 per share, of which 15,179,383 shares were issued and outstanding as of March 31, 2008.

Stock Options

There was $338,006 and $320,651 of compensation cost related to stock options recognized in operating results during the three month period ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, $123,120 remains to be recognized in future periods.

The following table summarizes information about stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2006	1,867,133	$2.844	10	$5,310,126
2007
Granted	—
Forfeited	(10,000)
Outstanding at December 31, 2007	1,857,133	$2.844	9	$5,281,686
2008
Granted	—
Forfeited	—
Outstanding at March 31, 2008	1,857,133	$2.844	8.10	$5,281,686

Exercisable at December 31, 2007	1,800,187

The weighted average exercise price of options granted was $2.84. There were no options granted or exercised during the three month period ended March 31, 2008. The following table summarizes information about non-vested stock option awards as of March 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	835,379	$2.844
2007
Granted	—
Forfeited	(4,583)	$2.844
Vested	(633,163)	$2.844
Non-vested at December 31, 2007	197,633	$2.844
2008
Granted	—
Forfeited	—
Vested	(140,687)	$2.844
Non-vested at March 31, 2008	56,946	$2.844

At March 31, 2008, there was $123,120 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1 year.

The following table shows information about outstanding stock options at March 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.844	1,857,133	8.1 years	$2.844	1,800,187	$2.844

4.  RISKS AND UNCERTAINTIES

USFR Litigation

On October 5, 2006, MMC agreed to merge with US Farm & Ranch Supply Company, Inc. (d/b/a USFR Media Group).  On November 10, 2006, USFR borrowed $28.0 million for the purchase of KTBU Television, Channel 55, Conroe, Texas, and in anticipation of finalizing a merger agreement MMC agreed to pledge all of its interests in 24 option agreements to purchase FM radio station construction permits.

On February 16, 2007, a merger agreement was completed for execution by MMC and USFR.  On February 19, 2007, USFR informed MMC that USFR would not execute the merger agreement or otherwise proceed with the merger with MMC.  USFR gave no reason for its decision to not move forward with the merger.  On March 2, 2007, MMC filed a lawsuit against USFR and the USFR lenders.  The lawsuit claims, among other things, that USFR and its lenders fraudulently used MMC’s assets and relationships for the sole purpose of acquiring KTBU for USFR, with no sincere intentions of ever moving forward with the merger.  MMC is seeking actual and punitive damages against the defendants, a recovery of litigation expenses, rescission of the security agreement executed by MMC for the benefit of the USFR lenders and a constructive trust in favor of MMC on KTBU.  On April 2, 2007, the defendants filed a general denial to the lawsuit.  MMC intends to vigorously pursue its claims in the lawsuit. The lawsuit is in the discovery stage and no significant changes have occurred since this date.

5.  RELATED PARTY TRANSACTIONS

Matinee Radio, LLC

MMC has options with Matinee Radio to purchase five construction permits acquired by Matinee Radio in FCC Auction No. 37.  Matinee Radio is owned in part by MMC shareholders.

In addition, as of March 31, 2008 and 2007, MMC has advanced $654,265 and $366,570, including interest, to Matinee Radio to fund a portion of the winning bid prices of the permits noted above and related fees and expenses for Matinee Radio to obtain those construction permits from the FCC.  If not repaid sooner this amount is expected to be repaid with proceeds from the sale(s) of the permits.  The advanced amount and related accrued interest has been eliminated upon consolidation.

Ace Radio Corporation

On February 9, 2006, MMC extended a line of credit to Ace Radio to fund Ace Radio’s FCC winning bid prices as the above construction permits are granted by the FCC.  The principal amount of the line of credit is $7,500,000 and bears interest at 7% per annum.  On March 1, 2008 the maturity date of the line of credit was extended to December 31, 2009.  As of March 31, 2008 and 2007, the outstanding principal amount of the line of credit was $5,473,633 and $4,252,050, plus accrued interest of $523,083 and $180,681, respectively.  The line of credit and related accrued interest has been eliminated upon consolidation.

Palm Broadcasting Company

Palm Broadcasting Company is owned by Robert Walker, MMC’s CEO, and William Smith, an MMC shareholder.  MMC has advanced Palm funds for business expenses.  As of March 31, 2008 and 2007 the outstanding advances were $13,283 and $8,731, respectively.

James Falcon, shareholder

MMC has options with James Falcon to purchase eight construction permits acquired by Mr. Falcon in FCC Auction No. 37.  Mr. Falcon is an MMC shareholder.  The option exercise prices vary, but are generally based on the auction winning bid price, plus direct expenses incurred to complete the licensing process.

6. MARFA PUBLIC RADIO CORPORATION

MPR is a non-profit organization created to provide National Public Radio (NPR) to far west Texas.  In order to assist in the construction and initial launch of MPR, MMC has provided services and funding to MPR.  In addition, in August 2007 Matinee Radio agreed to donate its station granted to Marfa, Texas to MPR for the NPR broadcast. The cost to obtain the construction permit from the FCC by Matinee Radio was $215,250.  MMC also assisted MPR in obtaining a grant from the U.S. Department of Commerce to assist in the construction of the station.  The grant of $432,923 was awarded to MPR on September 22, 2005 and funded in January 2008.  From October 2005 to December 2007, MMC funded MPR $1,090,026 for construction and operating costs.  Through December 2007, MMC reserved for amounts funded to MPR so that the total amount due from MPR was equal to the grant amount.  MPR repaid the outstanding balance on the notes of $432,923 with the proceeds from the grant in January 2008.  Under the final agreement between both parties, MMC agreed to fund a portion of MPR’s operating costs for 2008, not to exceed $143,250 to be paid in monthly installments.  In addition, MMC obtained the exclusive right to use and distribute all content produced by MPR for MMC’s commercial use.

7. SUBSEQUENT EVENTS

                On May 12, 2008, MPC received $165,969 from Periphery Pictures, LLC related to the partial payoff of their outstanding notes receivable.  The payment included the payoff of $137,500 of principal and $28,469 of accrued interest on the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report.  We do not intend, and undertake no obligation, to update any forward-looking statement.

You should read the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes to those financial statements, included elsewhere in this report.

The information contained below is subject to the “Risk Factors Relating to our Operations” and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission.  We urge you to review carefully the section “Risk Factors Relating to our Operations” included in this report for a more complete discussion of the risks associated with an investment in our securities.

Overview

Our primary business activities include the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, granted by the Federal Communications Commission, or FCC. We have entered into option agreements to purchase 25 FM construction permits in California, Arizona, New Mexico, Texas, Oklahoma, Iowa, Illinois, Mississippi and Georgia. Our acquisition strategy is focused on acquiring interests in FM radio construction permits for frequencies granted to smaller communities located near larger metropolitan areas, and which we believe can be developed in a manner that will increase coverage to include that larger metropolitan area. We believe that the larger population coverage resulting from such development will result in a significant increase in the value of the permits.

We intend to acquire additional FM construction permits through direct or indirect participation in future FCC permit auctions. We also expect to seek non-auction acquisition opportunities, such as purchasing small market radio stations from others who have received the construction permits from the FCC but who may be unable to realize the value of the permit because of inadequate financing, inability to complete construction or other factors. We undertake to technically modify the authorized power and transmitter location of a particular construction permit to provide increased signal coverage over larger markets. We expect to then resell our interest in the radio station. We may sell a radio station, or assign or terminate for a fee its rights to purchase the construction permit relating to a radio station, at any point during the permitting, construction or operation process, depending on when we believe we will generate the greatest return. As a result, we may operate radio stations we develop or purchase for a period of time, but do not expect to generate significant revenue or profit from station operations in the near term. However, we are exploring a long-term business model that we expect will provide a predictable, recurring revenue stream while minimizing the risk, expense and income fluctuation typically associated with day-to-day radio station operation and may retain some of the radio stations acquired to implement this business model.

Through Matinee Productions Corporation, or MPC, a wholly owned subsidiary, we have invested in a full length, independently produced film and have invested in a documentary film. We may also explore opportunities to expand into print media or the film or music industries through additional direct investment, joint ventures or other relationships. However, we do not expect these types of investments to become a significant portion of our overall business.

On February 11, 2008, we completed a merger with our predecessor, Matinee Media Corporation, a Texas corporation.    Under the agreement and plan of merger, we issued 13,968,598 shares of common stock to our predecessor’s shareholders.  Our existing shareholders retained 1,662,214 shares, giving our existing shareholders 8% and our predecessor’s shareholders 92% of our outstanding shares of stock.  We also assumed outstanding options and warrants to purchase 4,423,735 shares of our predecessor’s common stock, with the same terms and conditions.  As the surviving entity in the merger, we changed our name from Filtering Associates, Inc. to Matinee Media Corporation., and our common stock became listed on the OTC Bulletin Board on February 19, 2008 under the symbol “MNEM”.  As a result of the merger, for financial accounting purposes, we treat the merger as a purchase of our company by our predecessor.  Therefore, we have presented the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the completion of the merger presented in this report.

Basis of Presentation, Critical Accounting Policies and Estimates

Basis of Presentation

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions are routinely evaluated. Actual results may differ from these estimates.

We came out of the development stage with significant revenues in the fourth quarter of fiscal year 2007.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2008 and 2007, include the results of Matinee Media and its wholly owned subsidiary, MPC.  The consolidated financial statements also include results of Matinee Radio, LLC and Ace Radio Corporation, including its wholly owned subsidiary Able Radio Corporation, each considered a variable interest entity, as defined under Financial Accounting Standards Board (FASB) Interpretation No. 46.  MPC consolidates majority-owned Enough Investments LLC, which consolidates Ya Basta LLC, a 50% owned entity.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Results of Operations

For the three month periods ended March 31, 2008 and 2007

Revenue.  For the three month periods ended March 31, 2008 and 2007, we realized no revenues. We anticipate that we will generate revenue from the sale, assignment or termination for a fee of our rights to acquire FM radio properties during the remaining fiscal quarters of 2008.

Operating Expenses.  For the three month period ended March 31, 2008 and 2007 our total operating expenses were approximately $910,000 and $993,000, respectively. These amounts consist of compensation of approximately $622,000 and $636,000, respectively, including approximately $338,000 and $321,000, respectively, related to non-cash compensation expense of stock options under FAS123R; approximately $190,000 and $231,000, respectively of professional fees, including approximately $91,000 and $169,000, respectively, in legal fees primarily related to the failed merger with USFR, including the subsequent lawsuit filed against USFR; and approximately $99,000 and $126,000, respectively, of general and administrative expenses, such as leased office space and equipment, travel and entertainment, and depreciation and amortization.

Other Income(Expenses).  For the three month periods ended March 30, 2008 and 2007 other income (expenses) totaled approximately $9,000 and $23,000, respectively. Other income(expense) consists of interest income on cash and cash equivalents of approximately $21,000 and $35,000, respectively; offset by interest expense on notes payable of approximately $12,000 for each period. The decrease in other income relates to the reduction in cash and cash equivalents for operating and capital needs.

Liquidity and Capital Resources

Our principal source of liquidity has been funds from an April 2006 equity transaction in which we raised approximately $11.2 million, including approximately $2.5 million from the issuance of bridge notes in 2005, which converted to common stock and warrants in that transaction. On August 6, 2007, we entered into an arrangement with Robert Walker, our President and Chief Executive Officer, and his spouse, under which we could borrow up to $500,000 under a line of credit to cover any additional operating expenses and capital needs required over the near-to-mid term.  We borrowed $260,000 under that line of credit. In addition, on September 26, 2007, we entered into an arrangement with JMG Capital Partners, LP, a shareholder, under which we borrowed $350,000.

On November 15, 2007, Ace Radio sold its license granted by the FCC for Cazadero, California. The license was sold for $2,600,000 in cash and a $300,000 promissory note. We used the proceeds from the transaction to repay the loan from JMG Capital Partners and the line of credit from Robert Walker and his spouse and both arrangements were subsequently terminated. We will use the balance of the proceeds for future operating and general and administrative expenses.

On January 4, 2008, we received approximately $432,000 from Marfa Public Radio under a note receivable.

As of March 31, 2008, we had cash and cash equivalents of approximately $900,000 and notes receivable of approximately $488,000.  On May 12, 2008, we received approximately $166,000 from Periphery Pictures, LLC, which included the repayment of $137,500 of principal on notes receivable and approximately $28,000 of related accrued interest.

Plan of Operation for the Next Twelve Months.

Our primary business activities include the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, and broadcast licenses granted by the FCC. On November 15, 2007, Ace Radio sold its license granted by the FCC for Cazadero, California. The license was sold for $2,600,000 in cash and a $300,000 promissory note. We received a fee from Ace Radio equal to $2,070,000, the difference between the purchase price and the option price at which we could purchase the broadcast facilities, in exchange for its agreement to terminate the option agreement. This transaction illustrates our ability to realize revenue from our interests in broadcast facilities. Hence, we believe that we will be able generate sufficient cash flow from our core business activities to meet operating and capital needs for the next twelve months.  Robert Walker, our President and Chief Executive Officer, has agreed to provide or cause another entity to provide up to $1.0 million of additional financing, if the timing of sales and cash requirements necessitates the need.

Off-Balance Sheet Arrangements.

In connection with the security agreement we entered into in November 2006, we pledged a security interest in all of our option agreements to purchase, subsequent to prior FCC approval, construction permits or license to USFR’s lenders, as additional collateral for USFR’s $28.0 million in promissory notes, the proceeds of which were used by USFR to acquire KTBU-TV in Houston, Texas. The security interests in our option agreements are subordinate to all other USFR assets, including KTBU-TV, which has an appraised value of approximately $46.5 million; USFR’s publication division, which has an appraised value of approximately $10.0 million, and USFR’s television network, America One. We have demanded that the USFR lenders relinquish their security interests in our option agreements due to the fact that in February 2007 USFR terminated all merger discussions with us and, therefore, we received no benefit from the loans to USFR. In conjunction with the lawsuit filed by us against USFR and its lenders, we intend to continue to pursue the release of the security interests in our option agreements and to obtain a reasonable compensation for our efforts in connection with USFR’s acquisition of KTBU-TV. Due to the significant value of assets held by USFR, even if we cannot obtain a release of the security interests, we do not expect that the security agreement will have a material adverse effect on our ongoing business.

Risk Factors Relating to our Operations

We cannot predict our future results because we have a very limited operating history.

Our predecessor was incorporated in October 2005.  To date, we have only realized revenues from the disposition of our interest in one broadcasting property.  Given the limited operating history of our predecessor, it will be difficult for you to evaluate its performance, or our prospects.  You should consider the uncertainties that we may encounter as an early stage company. These uncertainties include:

•                  our ability to identify and acquire broadcasting properties, and rights in those properties, that may be undervalued;

•                  our ability to develop the radio broadcasting properties in which we have interests to increase the coverage of the broadcast signal to include a larger population;

•                  our ability to sell our interests in broadcasting properties for a profit, if at all;

•                  our ability to recruit and retain skilled personnel; and

•                  our unproven and evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

We are largely dependent upon the acquisition and sale of the rights to construct or upgrade radio stations.

To date, we have not realized any revenue from the daily operation of radio stations. We expect that we are likely to continue to not realize any significant revenue from the daily operation of radio stations, and will be dependent upon the periodic acquisition and sale of assets to fund our operations.  Our business will involve the opportunistic acquisition of rights, and interests in rights, issued by the FCC to construct or upgrade radio stations and, to a lesser extent, existing individual radio stations.  This business involves numerous risks associated with buying and selling assets, including the availability of suitable acquisition candidates, construction delays relating to the construction or upgrade of existing stations, availability of funds to undertake the cost of acquisition and construction, and the limited number and willingness of potential purchasers.  Due to the fact that the market value of our broadcasting properties may fluctuate significantly, we may incur losses when we sell any specific property, which may adversely affect our earnings and stockholders’ equity.  In addition, any determination that the value of our radio properties has been impaired could result in a charge against our earnings and a reduction in our stockholders’ equity.  There can be no assurance that our acquisitions will benefit us or that we will be able to dispose of the properties that we acquire at a profit, if at all.

Because our business model depends largely upon the sale of interests in radio stations as a revenue source, we may experience significant volatility in our results of operation from time to time and from quarter to quarter.  We expect to recognize revenues primarily from the sale of interests in radio stations, the timing of which will not always be predictable, and cannot be expected to occur on a recurring basis for any defined period of time.  The volatility of our results of operations may have a negative impact on the market price of our common stock.

Competition within the broadcasting industry may result in higher acquisition costs and lower sales prices for the broadcasting properties we acquire in the future.

The broadcasting industry is highly competitive.  We compete with companies, such as American Media Services and First Broadcasting, which are engaged in both the development of radio stations and the operation of broadcast facilities, and with other independent developers for the purchase or award of radio stations and construction permits.  Many of these competitors have greater financial resources and name recognition than we have.  We also compete with multi-station corporations, such as Clear Channel Communication, Inc., Cumulus Media Inc., Emmis Communications Corporation and Saga Communications, Inc., and owners of independent local radio stations when we attempt to sell or dispose of our radio properties.  Competition for the purchase and sale of radio properties is based primarily on the scope of the broadcast licenses or construction permits that are involved, price and financing terms. Competitors may adopt our strategy of acquiring interests in radio broadcasting properties for the purpose of modifying the authorized power and transmitter location to provide increased signal coverage over larger markets.  There are numerous radio station operators with larger financial and other resources, which have the technical skill, background and experience in the industry to assess market opportunity and upgrade radio stations in smaller communities to enable such stations to broadcast into larger adjacent metropolitan areas.  We may, therefore, encounter increased competition in acquiring the radio broadcasting properties we identify.  We may also encounter increased competition from properties developed by our competitors when we attempt to sell our properties. Many aspects of our business model is not proprietary to us, and may be replicated by other operators, and we cannot prevent such other operators from entering the markets in which we seek to acquire properties.

Because our strategy depends upon being able to broadcast into larger metropolitan areas from locations outside those areas, we run the risk that the targeted larger metropolitan area may already be sufficiently covered by existing and established radio stations within the area.  If the market is saturated, there may be insufficient demand by advertisers or listeners within the area for an additional radio station broadcasting from a location outside of the area.  In such a case, we may not be able to sell the broadcasting properties in the market that we develop, or we may not be able to sell our properties at a price sufficient to justify our investment in the acquisition and development of the properties.

New technologies may have a negative impact on the sales price of our radio broadcasting properties.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies, including the following:

•                  audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

•                  satellite digital audio radio service, which now has two subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

•                  downloadable music to portable listening and replay devices, such as the i-pod®;

•                  In-Band On-Channel™ digital radio, or high definition radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•                  low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

We have not been able to assess or determine the impact that any of these new technologies will have on FM radio audience listenership.  There is a risk that listeners of FM radio stations may shift to using other technologies, and audiences for FM broadcasts will diminish over time.  Should the audiences for FM radio diminish, the purchase prices for radio broadcasting properties will decrease, which will have a negative impact on our revenues and operations.

We may not be able to develop our broadcasting properties in a manner that will result in the expected increase in signal coverage.

Our business strategy is focused on acquiring interests in FM radio construction permits and other broadcasting properties that we believe can be developed in a manner that will increase the coverage of the broadcast signal to include a larger market in adjacent metropolitan areas.  Our construction and development work may not result in the increase in population coverage that was expected when the property was acquired.  We could, therefore, be in a situation in which we spend considerable resources to acquire, develop and upgrade a radio broadcasting property and then discover that the signal is not capable of reaching the expected larger population.  Even if we can achieve the increased population coverage, we may not be able to achieve adequate signal strength to attract listeners to the radio station.  In addition, the FAA may block our ability to construct new towers, or alter existing towers, in a manner that would increase the population coverage of our properties.  If we are incorrect in our assumptions regarding the ability to increase the population coverage of the signals in which we have interests, we may have to sell our interests in those properties at a loss because of the increase in costs or a lower sales price.

We may not be successful in acquiring additional interests in construction permits through the FCC permit auction process in the future.

All of the construction permits in which we currently hold interests were acquired by the holders of those permits in the FCC permit auction process.  A significant part of our business model includes the acquisition of interests in additional FM construction permits and licenses through direct or indirect participation in future FCC permit auctions.  The FCC held two FM permit auctions in 2007. There is no assurance that the FCC will hold additional auctions after 2007.  The auction scheduled for late 2005 was delayed because of the effects of Hurricanes Katrina and Rita.  If the FCC does not hold auctions after 2007, or cancels or significantly delays any scheduled auctions due to world events, we will lose our primary source of acquiring our radio broadcast properties.

Even if the FCC continues to hold auctions for FM construction permits, we will be subject to the risk that we may not be the winning bidder for desirable permits at such auctions.  It is unlikely that we will be able to benefit from bidding credits, which gives a bidder an advantage in becoming the winning bidder, in future auctions.  In addition, the party submitting the highest bid in the FM auction must remit to the FCC a down payment of 20% of its winning bid within ten days after the release of the auction closing notice by the FCC, and must pay the balance of the winning bid price to the FCC within ten days after the deadline for the payment of the down payment.  There can be no assurance that we will have sufficient capital to remit either the 20% payment within the ten day period or the balance of the purchase price, as required.  We may lose our deposit and be limited in our participation in future auctions if we are unable to raise the funds to pay for the winning bids by the required time.  If we are not successful in acquiring interests in construction permits in future FCC auctions, we may not be able to expand and grow our business.

The cyclical nature of the broadcasting industry may lead to volatile changes in radio advertising rates and radio station values, which may adversely affect our profitability.

Our profitability will be dependent upon radio station advertising rates, which affect the value of the radio station construction permits that we seek to develop and sell.  The supply of and demand for developed radio properties strongly influences the values of these permits.  The demand for radio station properties is determined primarily by the demand for radio station advertising time.  The demand for advertising time is affected by, among other things, world and regional economic and political conditions (including political election cycles, which create high demand for political air time, and fluctuations in economic activity).

In addition to the prevailing and anticipated radio advertising rates, the rate of new radio station building, costs of development and other operating costs, demographics and size, the profile of radio station audiences in the market and FCC and industry regulation are factors that affect the values of radio stations.  Many of these factors will be outside of our control and we cannot predict the nature, timing and degree of changes in industry conditions.

We may be contingently liable for the debts of an unrelated entity, for which we may not receive any benefit.

We are subject to the pledge by our predecessor of all of its interests in the option agreements under which we have the exclusive right to purchase, subject to prior FCC approval, 25 FM radio permits in Texas, California, Arizona, Iowa, Illinois, Georgia, Mississippi and New Mexico to secure certain indebtedness of US Farm & Ranch Supply Company, Inc.

(d/b/a USFR Media Group), an unrelated entity.  We have filed a lawsuit that, among other things, questions the validity of the security agreement.  If the security agreement is found to be valid and the USFR creditors are able to foreclose on the option agreements to repay the USFR debt, which they can do only after exhausting their remedies against the assets of USFR, or if we have to repay the USFR indebtedness to protect our assets, we may not receive adequate, or any, benefit for the loss of those option agreements or for any such payment.  Since merger talks with USFR have been terminated, any such foreclosure or payment will result in no benefit to us, unless we can receive reimbursement from USFR or foreclose on assets of USFR after purchasing the USFR debt.  If we cannot recover sufficient value for any option agreements we lose to the USFR creditors, or for any payment we make to those creditors, our financial condition, including our liquidity position, may be negatively impacted, and our ability to continue our business may be adversely affected.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel.  The loss of the services of our executive officers or other key employees could adversely affect our business.  Competition for qualified personnel possessing the skills necessary to implement our acquisition strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.  Because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need.  We do not have agreements with most of our key employees that would likely preclude them from competing with us.

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace.  In particular, we believe that our future success is highly dependent on Robert W. Walker, our Chief Executive Officer.  If Mr. Walker or other key members of our management team leaves our employment, our business could fail, and the share price of our common stock would likely decline.  Although we have entered into an employment agreement with Mr. Walker, he may voluntarily terminate his services at any time, and may be free to compete with us, as long as he does not use our proprietary information after his departure.

Regulatory restrictions on transfers of construction permits, broadcast licenses and radio stations may delay or prevent a future acquisition or sale of radio properties by us.

The acquisition and sale of construction permits and broadcast licenses requires prior FCC approval.  Such acquisitions and sales may also be subject to approval by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  There can be no assurance that the FCC or the FTC will approve our future transfers of our interests in construction permits or broadcast licenses, or that such approvals will be granted in a timely fashion or without limitations.  A delay or failure to obtain approval of any transaction from the FCC or the FTC, or a material limitation in acquisition or disposition of construction permits, broadcast licenses or radio stations, could adversely affect our financial condition by delaying or preventing an advantageous acquisition or the receipt of proceeds from the sale of our properties.

We may be unable to recognize any proceeds from broadcast licenses in which we have interests if the permit holder fails to complete the construction of a broadcast facility within the time required by the construction permit.

Construction permits granted by the FCC automatically terminate if the permit holder does not complete the construction of the facility and apply for a broadcast license within a specific period of time. If the holder of a construction permit in which we have an interest is unable to complete construction and apply for a broadcast license within the time required by that construction permit, or if we fail to sell our interest in such construction permit while there is still time for the purchaser to complete the construction required, we will lose substantially all of our investment in that construction permit.  Our results of operation could be negatively impacted if we lose our investment in any of our radio properties.

The amount of proceeds from the sale of our interests in construction permits or broadcast licenses may be decreased if the holders of those permits or licenses are required to reimburse the FCC for bidding credits they received in FCC auctions.

We have the exclusive right to purchase, subject to prior FCC approval, certain construction permits, and the related broadcast licenses, pursuant to a series of option agreements.  The holders of those permits are individuals who directly or indirectly own shares of our common stock, or entities controlled by such individuals.  Many of the permit holders received a bidding credit that reduced the purchase price for those construction permits by 35% of the winning bids for those permits.  All or a portion of such bidding credits may be reimbursable to the FCC upon sale of the permit to a person who holds other media properties, including us.  The FCC may also require a permit holder to reimburse its bidding credits if the FCC determines that the permit holder is controlled by a person who holds other media properties, including us.  Under the terms of the option agreements, the option price is increased to the extent the permit holder is required to reimburse the FCC any portion of the bidding credit upon exercise of the option or otherwise.  Therefore, to the extent the permit holders have to reimburse the FCC for their bidding credits, the proceeds that we realize on the sale of the related construction permit or broadcast license will be reduced by the amount of the reimbursed bidding credit, which may result in a loss on the sale of those broadcast properties.

The radio broadcasting industry is subject to regulation that could require significant expenditures, delay the sale or reduce the value of broadcasting assets and affect our cash flows and operations.

Our business and the development of our permits will be materially affected by FCC regulation. Because such laws and regulations are often revised, we cannot predict the ultimate cost of complying with such laws and regulations or the impact thereof on the resale prices of our broadcasting assets.  For example, the FCC’s more vigorous enforcement of its indecency rules against all broadcasters may result in a decrease in the demand for broadcasting properties, which are subject to those rules, and lower purchase prices for those properties.  The FCC has also increased its enforcement actions against broadcasters, which may result in significant fines or forfeitures of permits or licenses.  In addition, the FAA may restrict our ability to increase the population coverage of certain of our properties by denying our ability to construct new towers at optimal sites or alter existing towers.  City and county governments may delay the sale of our properties by delaying the processing of utility, building and use applications for our transmitter and/or tower sites, which may be needed to prove the population coverage of the properties to potential buyers.  Additional laws and regulations may be adopted that could limit our ability to do business, or increase the cost of doing business, and which may materially adversely affect our operations.

World events outside of our control may negatively affect our operations and financial condition.

World events beyond our control, such as the terrorist attacks on the United States on September 11, 2001, and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets and may affect our business, results of operations and financial condition.  The current conflict in Iraq and the potential of conflict with Iran and other rogue states may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets.  These uncertainties could also have a material adverse effect on our ability to obtain additional financing on acceptable terms, if at all.

World events may also negatively affect our operations and financial condition, and may directly impact the value of our radio broadcasting properties.  Future terrorist attacks or other events could result in increased volatility of the financial markets in the United States and globally, and could result in an economic recession in the United States or the world.  Any of these occurrences could have a material adverse impact on the value of broadcasting properties, including our interests in such properties.

Because we do not have an audit or compensation committee, stockholders must rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  All of the functions of the audit committee and the compensation committee are currently performed by the board of directors as a whole.  None of our three directors are considered independent.  Thus, there is a potential conflict in that board members who are part of management, will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that our predecessor did not incur as a private company.  We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission.  We expect these rules and regulations to increase legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure.  We do not believe that we have any material exposure to interest rate risk.  We did not experience a material impact from interest rate risk during fiscal 2007.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

Item 4T. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  After our new members of management joined us in the first quarter of 2008, our management team, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in all material respects as of March 31, 2008.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  As there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all of our control issues have been detected.  Inherent limitations include human errors or misjudgments.  Controls also can be circumvented by the intentional acts of individuals or groups.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims against us arising out of our operations in the normal course of business.  At this time, we are not involved in any legal proceedings that our management currently believes would be material to our business, financial condition or results of operations.  We are currently in litigation, as the plaintiff, with USFR and its lenders, as described above.  To the extent we become involved in any additional litigation, we could be forced to incur material expenses with respect to those legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2008 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securityholders

On February 8, 2008, we held a special meeting of our stockholders to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of April 13, 2006, as amended, between us, Kevin Frost and Edward Wiggins, our sole officers and directors at the time of execution, and Matinee Media Corporation, a Texas corporation, and the merger of Matinee Media with and into us, as contemplated by the merger agreement, with us continuing as the surviving corporation under the name “Matinee Media Corporation.”  The merger was approved by a vote of 1,994,000 votes in favor, no votes against, 91,500 abstentions and no broker non-votes.  Reference is made to our registration statement on Form S-4, dated January 14, 2008, containing a definitive Proxy Statement/Prospectus, which we distributed to stockholders of record as of January 14, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 – Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Matinee Media Corporation

Date: May 15, 2008	By	/s/ Kevin W. Mischnick
Chief Financial Officer
(Principal Financial Officer)