Form 10-Q
period 2008-06-30
Matinee Media CORP
filed 2008-08-13
CIK 1163882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2008, was 15,179,383 shares of Common Stock, $0.001 par value.

MATINEE MEDIA CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

Matinee Media Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$487,966	$1,229,958
Accounts receivable – related parties	119,589	87,014
Prepaid expenses and other current assets	225,156	153,110
Notes receivable	185,138	767,095
Total current assets	1,017,849	2,237,177

Property and equipment, net	35,851	52,995
Intangible assets	6,158,682	6,158,682
Construction work in progress	310,066	216,215
Investments	100,000	100,000
Other assets	81,720	81,871
Long-term portion of notes receivable	150,000	150,000

Total Assets	$7,854,168	$8,996,940

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$318,707	$118,721
Accrued expenses and other liabilities	45,327	195,051
Total current liabilities	364,034	313,772

Long-term notes payable to stockholders	1,023,840	1,001,322

Total Liabilities	1,387,874	1,315,094

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized on February 11, 2008 , zero issued and outstanding at June 30, 2008	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,179,383 issued and outstanding at June 30, 2008; 25,000,000 shares authorized, 13,968,598 issued and outstanding as of December 31, 2007	15,179	13,969
Additional paid-in capital	14,969,167	14,706,955
Accumulated deficit	(8,518,052)	(7,039,078)
Total stockholders’ equity	6,466,294	7,681,846

Total Liabilities and Stockholders’ Equity	$7,854,168	$8,996,940

The accompanying notes are an integral part of these unaudited consolidated financial statements

Matinee Media Corporation

Consolidated Statements of Expenses

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Expenses
Compensation and benefits	$389,745	$631,393	$1,011,489	$1,267,728
Legal fees	65,834	111,315	175,524	301,210
Other professional services	51,797	46,113	132,226	87,007
Marfa Public Radio contributions	13,000	30,500	45,800	68,050
Travel and entertainment	47,843	36,391	28,269	77,925
General and administrative	13,036	38,675	91,647	79,099
Depreciation and amortization	6,280	6,496	12,974	12,702
Total expenses	587,535	900,883	1,497,929	1,893,721
Operating loss	(587,535)	(900,883)	(1,497,929)	(1,893,721)

Other income(expense)
Interest income	21,788	18,088	42,895	53,054
Interest expense	(11,781)	(12,693)	(23,940)	(24,236)

Consolidated net loss	$(577,528)	(895,488)	$(1,478,974)	$(1,864,903)

Net loss per share available to common stockholders	$(0.04)	$(0.06)	$(0.10)	$(0.13)

Shares used in computing net loss per share available to common stockholders, basis and diluted	15,179,383	13,947,146	14,906,624	13,935,784

The accompanying notes are an integral part of these unaudited consolidated financial statements

Matinee Media Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2007	13,968,598	$13,969	$14,706,955	$(7,039,078)	$7,681,846

Shares issued with reverse merger	1,210,785	1,210	(1,210)		—

Liabilities assumed with reverse merger			(197,703)		(197,703)

Stock option expense			461,125		461,125

Net loss				(1,478,974)	(1,478,974)

Balance, June 30, 2008	15,179,383	$15,179	$14,969,167	$(8,518,052)	$6,466,294

The accompanying notes are an integral part of these unaudited consolidated financial statements

Matinee Media Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,478,974)	$(1,864,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,974	12,702
Stock option expense	461,125	641,302
Changes in operating assets and liabilities
Accounts receivable – related party	(32,574)	(109,023)
Prepaid expenses and other assets	(67,726)	(31,131)
Accounts payable	2,284	103,200
Accrued expenses and other liabilities	(115,674)	30,570
Net cash (used in) operating activities	(1,218,565)	(1,217,283)

Cash flows from investing activities
Purchases of property and equipment	—	(5,225)
Collection of notes receivable	570,423	(167,500)
Purchases of intangible assets	—	(1,699,000)
Cash paid for construction in progress	(93,850)	(228,889)
Investment in film productions	—	(206,726)
Net cash provided by (used in) investing activities	476,573	(2,307,340)

Cash flows from financing activities
Proceeds from exercise of warrants	—	126,720
Net cash provided by financing activities	—	126,720

Net (decrease) in cash and cash equivalents	(741,992)	(3,397,903)
Cash and cash equivalents, beginning of period	1,229,958	3,795,518
Cash and cash equivalents, end of period	$487,966	$397,615

Supplemental Information:
Liabilities assumed with reverse merger	197,703
Stock issued in relation to reverse merger	1,210	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Matinee Media Corporation & Consolidated Entities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2008 and 2007

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The accompanying unaudited interim consolidated financial statements of Matinee Media Corporation (MMC) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the MMC audited financial statements and notes thereto for December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 have not been included.

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 includes the results of MMC and its wholly-owned subsidiary, Matinee Productions Corporation (MPC).  The consolidated financial statements also include results of Matinee Radio, LLC, and Ace Radio Corporation, each a variable interest entity. MMC and the consolidated entities are collectively referred to herein as MMC. All significant inter-company accounts and transactions have been eliminated in consolidation.

MMC merged with and into Filtering Associates, Inc. on February 11, 2008. The surviving corporation changed its name to Matinee Media Corporation in connection with the merger. Under the agreement and plan of merger Filtering Associates issued 13,968,598 shares of common stock to MMC shareholders.  Stockholders of Filtering Associates retained 1,662,214 shares; Filtering Associates stockholders maintained 8% and MMC shareholders received 92% of the combined company stock; in addition, MMC agreed to pay up to $200,000 of Filtering Associates payables outstanding at the time of the merger. The merger was accounted for as a reverse merger whereby MMC is the accounting acquirer, resulting in a recapitalization of MMC’s equity.

2.  NOTES RECEIVABLE

Notes receivable as of June 30, 2008 and December 31, 2007 were $335,138 and $917,095, respectively, including accrued and unpaid interest.  Principal balances of the notes as of December 31, 2007 consisted of $432,932 from Marfa Public Radio Corporation (MPR), $300,000 from Redwood Empire Stereocasters (Redwood) and $167,500 from Periphery Pictures LLC (Periphery Pictures).  The principal balances of the notes as of June 30, 2008 consist of $300,000 from Redwood and $30,000 from Periphery Pictures.

MPR is a non-profit organization created to provide National Public Radio to far west Texas.  In order to assist in the construction and initial launch of MPR, MMC provided services and funding to MPR.  MMC assisted MPR in obtaining a grant from the U.S. Department of Commerce to assist in the construction of the station.  The grant of $432,923 was awarded to MPR on September 22, 2005 and funded in January 2008.  From October 2005 to December 2007, MMC funded MPR $1,090,026 for construction and operating costs.  Through December 2007, MMC reserved for amounts funded to MPR so that the total amount due from MPR was equal to the grant amount.  MPR repaid the outstanding balance on the notes of $432,923 with the proceeds from the grant in January 2008.

On November 15, 2007, Ace Radio sold its license granted to Cazadero, California to Redwood, which was approved by the FCC on November 1, 2007.  The license was sold for $2.9 million; $2.6 million in cash and $300,000 in a promissory note.  The note bears interest at 6% per annum payable quarterly and the principal is payable in two equal annual installments of $150,000 due November 15, 2008 and 2009.

On May 12, 2008, MPC received $165,969 from Periphery Pictures related to the partial payoff of its outstanding notes receivable.  The payment included the payoff of $137,500 of principal and $28,469 of accrued interest on the notes.

3.  DEBT

Long-term Notes Payable to Stockholders

Long-term notes payable to stockholders total $1,023,840 as of June 30, 2008 and $1,001,322 as of December 31, 2007, respectively.  These amounts were originally borrowed during 2004 and 2005 by Matinee Radio from two founding members of Matinee Radio and one third party.  The principal balances of the three notes are $344,090, $224,565 and $322,170 as of June 30, 2008, with contractual maturity dates of September 15, 2009, September 15, 2009 and October 1, 2010, respectively.  The notes do not contain demand provisions, therefore, are presented as long-term.  The notes bear interest at 5% per annum and MMC has accrued interest of $133,015 and $110,497 as of June 30, 2008 and December 31, 2007, respectively.

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

4.  STOCKHOLDERS’ EQUITY

Stock Options

There was $461,125 and $641,302 of compensation cost related to stock options recognized in operating results during the six month period ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, all compensation cost related to currently issued and outstanding stock options has been fully recognized.

The following table summarizes information about stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ )

Outstanding at December 31, 2006	1,867,133	$2.844	10	$5,310,126

2007

Granted	—

Forfeited	(10,000)

Outstanding at December 31, 2007	1,857,133	$2.844	9	$5,281,686

2008

Granted	—

Forfeited	—

Outstanding at June 30, 2008	1,857,133	$2.844	8.10	$5,281,686

Exercisable at June 30, 2008	1,857,133

The weighted average exercise price of options granted was $2.84. There were no options granted or exercised during the six month period ended June 30, 2008. The following table summarizes information about non-vested stock option awards as of June 30, 2008:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2006	835,379	$2.844

2007

Granted	—

Forfeited	(4,583)	$2.844

Vested	(633,163)	$2.844

Non-vested at December 31, 2007	197,633	$2.844

2008

Granted	—

Forfeited	—

Vested	(197,633)	$2.844

Non-vested at March 31, 2008	—	$2.844

At June 30, 2008, there was no unrecognized compensation cost related to non-vested stock option awards.

The following table shows information about outstanding stock options at June 30, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.844	1,857,133	7.85 years	$2.844	1,857,133	$2.844

5.  RISKS AND UNCERTAINTIES

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

On February 16, 2007, a merger agreement was completed for execution by MMC and USFR.  On February 19, 2007, USFR informed MMC that USFR would not execute the merger agreement or otherwise proceed with the merger with MMC.  USFR gave no reason for its decision to not move forward with the merger.  On March 2, 2007, MMC filed a lawsuit against USFR and the USFR lenders.  The lawsuit claimed, among other things, that USFR and its lenders fraudulently used MMC’s assets and relationships for the sole purpose of acquiring KTBU for USFR, with no sincere intentions of ever moving forward with the merger.  MMC sought actual and punitive damages against the defendants, a recovery of litigation expenses, rescission of the security agreement executed by MMC for the benefit of the USFR lenders and a constructive trust in favor of MMC on KTBU.  On April 2, 2007, the defendants filed a general denial to the lawsuit.  On July 8, 2008, MMC settled the lawsuit. In connection with that settlement, the security interests in all of MMC’s option agreements were released by the USFR lenders.

6.  RELATED PARTY TRANSACTIONS

Matinee Radio, LLC

MMC has options with Matinee Radio to purchase five construction permits acquired by Matinee Radio in FCC Auction No. 37.  Matinee Radio is owned in part by MMC shareholders.

In addition, as of June 30, 2008 and December 31, 2007, MMC had advanced $725,682 and $366,570, including interest, to Matinee Radio to fund a portion of the winning bid prices of the permits noted above and related fees and expenses for Matinee Radio to obtain those construction permits from the FCC.  If not repaid sooner this amount is expected to be repaid with proceeds from the sale(s) of the permits.  The advanced amount and related accrued interest has been eliminated upon consolidation.

Ace Radio Corporation

On February 9, 2006, MMC extended a line of credit to Ace Radio to fund Ace Radio’s FCC winning bid prices as the above construction permits are granted by the FCC.  The principal amount of the line of credit is $7,500,000 and bears interest at 7% per annum.  On March 1, 2008 the maturity date of the line of credit was extended to December 31, 2009.  As of June 30, 2008 and December 31, 2007, the outstanding principal amount of the line of credit was $5,496,844 and $5,461,379, plus accrued interest of $620,121 and $426,312, respectively.  The line of credit and related accrued interest has been eliminated upon consolidation.

Palm Broadcasting Company

Palm Broadcasting Company is owned by Robert Walker, MMC’s CEO, and William Smith, an MMC shareholder.  MMC has advanced Palm funds for business expenses.  As of June 30, 2008 and December 31, 2007 the outstanding advances were $13,283 and $8,731, respectively.

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

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2008 and 2007, include the results of Matinee Media and its wholly owned subsidiary, MPC.  The consolidated financial statements also include results of Matinee Radio, LLC and Ace Radio Corporation, including its wholly owned subsidiary Able Radio Corporation, each considered a variable interest entity, as defined under Financial Accounting Standards Board (FASB) Interpretation No. 46.  MPC consolidates majority-owned Enough Investments LLC, which consolidates Ya Basta LLC, a 50% owned entity.  All inter-company accounts and transactions have been eliminated upon consolidation.

Results of Operations

For the three month periods ended June 30, 2008 and 2007

Revenue.  For the three month periods ended June 30, 2008 and 2007, we realized no revenues. We anticipate that we will generate revenue from the sale, assignment or termination for a fee of our rights to acquire FM radio properties during the remaining fiscal quarters of 2008.

Operating Expenses.  For the three month periods ended June 30, 2008 and 2007, our total operating expenses were approximately $588,000 and $901,000, respectively.  These amounts consist of compensation of approximately $390,000 and $631,000, respectively, including approximately $123,000 and $321,000, respectively, related to non-cash compensation expense of stock options under FAS123R; approximately $118,000 and $157,000, respectively, of professional fees, including approximately $15,000 and $62,000, respectively, in legal fees primarily related to the failed merger with US Farm & Ranch Supply Company, Inc. (d/b/a USFR Media Group) and the subsequent lawsuit filed against USFR; and approximately $80,000 and $113,000, respectively, of general and administrative expenses, such as leased office space and equipment, travel and entertainment, and depreciation and amortization.

Other Income(Expenses).  For the three month periods ended June 30, 2008 and 2007, other income (expenses) totaled approximately $10,000 and $5,000, respectively. Other income(expense) consists of interest income on cash and cash equivalents of approximately $22,000 and $18,000, respectively; offset by interest expense on notes payable of approximately $12,000 and $13,000, respectively.  The increase in other income relates to additional default interest received on the Periphery notes during the period.

For the six month periods ended June 30, 2008 and 2007

Revenue.  For the six month periods ended June 30, 2008 and 2007, we realized no revenues.  We anticipate that we will generate revenue from the sale, assignment or termination for a fee of our rights to acquire FM radio properties during the remaining fiscal quarters of 2008.

Operating Expenses.  For the six month periods ended June 30, 2008 and 2007, our total operating expenses were approximately $1,500,000 and $1,894,000, respectively.  These amounts consist of compensation of approximately $1,011,000 and $1,268,000, respectively, including approximately $461,000 and $641,000, respectively, related to non-cash compensation expense of stock options under FAS123R; approximately $308,000 and $388,000, respectively, of professional fees, including approximately $106,000 and $230,000, respectively, in legal fees primarily related to the failed merger with USFR and the subsequent lawsuit filed against USFR; and approximately $181,000 and $238,000, respectively, of general and administrative expenses, such as leased office space and equipment, travel and entertainment, and depreciation and amortization.

Other Income(Expenses).  For the six month periods ended June 30, 2008 and 2007, other income (expenses) totaled approximately $19,000 and $29,000, respectively.  Other income(expense) consists of interest income on cash and cash equivalents of approximately $43,000 and $53,000, respectively; offset by interest expense on notes payable of approximately $24,000 for each period.  The decrease in other income relates to the reduction in cash and cash equivalents for operating and capital needs.

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

On January 4, 2008, we received approximately $432,000 from Marfa Public Radio Corporation under a note receivable.

On May 12, 2008, MPC received approximately $166,000 from Periphery Pictures related to the partial payoff of its outstanding notes receivable.  The payment included the payoff of $137,500 of principal and approximately $28,000 of accrued interest on the notes.

As of June 30, 2008, we had cash and cash equivalents of approximately $488,000 and notes receivable of approximately $335,000.

Plan of Operation for the Next Twelve Months.

Our primary business activities include the purchase, development and resale of direct and indirect interests in the rights to construct FM radio broadcast facilities, or construction permits, and broadcast licenses granted by the FCC.  On November 15, 2007, Ace Radio sold its license granted by the FCC for Cazadero, California.  The license was sold for $2,600,000 in cash and a $300,000 promissory note.  We received a fee from Ace Radio equal to $2,070,000, the difference between the purchase price and the option price at which we could have purchased the broadcasting property, in exchange for our agreement to terminate the option agreement. This transaction illustrates our ability to realize revenue from our interests in broadcasting property.  Hence, we believe that we will be able generate sufficient cash flow from our core business activities to meet operating and capital needs for the next twelve months.  Robert Walker, our President and Chief Executive Officer, has agreed to provide, or cause another entity to provide, up to $1.0 million of additional financing, if the timing of sales and cash requirements necessitates such financing.

Off-Balance Sheet Arrangements.

In connection with the security agreement we entered into in November 2006, we pledged a security interest in all of our option agreements to purchase, subsequent to prior FCC approval, construction permits or license to USFR’s lenders, as additional collateral for USFR’s $28.0 million in loans, the proceeds of which were used by USFR to acquire KTBU-TV in Houston, Texas.  The security interests in our option agreements were subordinate to all other USFR assets, including KTBU-TV.  In connection with the settlement of the lawsuit filed by us against USFR and its lenders, which was executed on July 8, 2008, we obtained the release of the security interests in our option agreements.

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

We have not been able to assess or determine the impact that any of these new technologies will have on FM radio audience listenership.  There is a risk that listeners of FM radio stations may shift to using other technologies, and audiences for FM broadcasts will diminish over time.  Should the audiences for FM radio diminish the purchase prices for radio broadcasting properties will decrease, which will have a negative impact on our revenues and operations.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  After our new members of management joined us in the first quarter of 2008, our management team, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in all material respects as of June 30, 2008.

On February 11, 2008, we completed a merger with Matinee Media Corporation, a Texas corporation.  In the merger, management of that corporation became our new management and we changed our name from Filtering Associates, Inc. to Matinee Media Corporation.  As a result of the merger, for financial accounting purposes, we treated the merger as a purchase of our company by our predecessor.  Therefore, we will present the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the merger presented in our future reports.  As a result of the merger, effective as of February 11, 2008, our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) changed to that of our predecessor.

Based upon the most recent pronouncements of the Securities and Exchange Commission, as a result of the merger with our predecessor, our annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending December 31, 2008.  During the remainder of this fiscal year, we expect to identify a framework to use to evaluate the effectiveness of our internal control over financial reporting, and we expect to include management’s report regarding its assessment in that annual report.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims against us arising out of our operations in the normal course of business.  At this time, we are not involved in any legal proceedings that our management currently believes would be material to our business, financial condition or results of operations.  In July 2008, we settled our litigation, as the plaintiff, with USFR and its lenders. In connection with that settlement, the security interests in our option agreements were released.  To the extent we become involved in any additional litigation, we could be forced to incur material expenses with respect to those legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended June 30, 2008 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securityholders

None.

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

Matinee Media Corporation

Date: August 13, 2008	By	/s/ Kevin W. Mischnick
Chief Financial Officer
(Principal Financial Officer)