Form 10KSB/A
period 2007-12-31
Matinee Media CORP
filed 2008-08-14
CIK 1163882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-50004

MATINEE MEDIA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	33-0976892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Via Fortuna, Suite 675, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(512) 329-5843

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  $44,325,531.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 31, 2008, there were 15,179,383 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                  ☐ Yes          ☒ No

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-KSB of Matinee Media Corporation, formerly Filtering Associates, Inc., for the fiscal year ended December 31, 2007, as filed on February 15, 2008 (the “Form 10-KSB”), is being filed for the purpose of (i) amending Part II, Item 8A to include Management’s Report on Internal Control over Financial Reporting required under Item 308T of Regulation S-B and (ii) to provide corrected certifications filed as Exhibits 31.1 and 31.2, which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.  The remainder of our Form 10-KSB is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-KSB or modify or update the original Form 10-KSB, except to reflect the revisions described above.

PART II

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   In September 2006, we carried out an evaluation under the supervision and with the participation of our former management of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our former management concluded that as of September 30, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, “Limitations on the Effectiveness of Internal Controls,” were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our former management, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2006, we inadvertently omitted the amounts owed for legal services during the subject period because the bills were not sent to the correct address.  We have taken steps to correct this omission in this and future reports.  Specifically, in December 2006, we appointed David Choi as our sole officer.  Mr. Choi has significant experience in business and financial matters.  Mr. Choi carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon Mr. Choi’s evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Prior to February 11, 2008, we were a shell company, with limited staff and financing.  Management had not completed an assessment of our internal control over financial reporting as of December 31, 2007.  Because of our size, and the limited number of transactions reflected in our financial statements, we do not believe that the failure to perform a report on internal control over financial reporting impacts our former management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of December 31, 2007 described above.

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

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

PART III

Item 13. Exhibits

31.1 — Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 — Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

   32 — Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-KSB to the registrant’s annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Matinee Media Corporation
a Nevada corporation

	By:	/s/ Kevin W. Mischnick
Kevin W. Mischnick
Dated: August 14, 2008		Its:	Vice President and Chief Financial Officer