Form 10KSB/A
period 2007-12-31
Matinee Media CORP
filed 2008-09-19
CIK 1163882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)    ?

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 31, 2008, there were 15,179,383 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                ☐ Yes         ☒ No

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-KSB of Matinee Media Corporation, formerly Filtering Associates, Inc., for the fiscal year ended December 31, 2007, as filed on February 15, 2008 and amended on August 14, 2008 (the “Form 10-KSB”), is being filed for the purpose of amending Part II, Item 8A.  The remainder of our Form 10-KSB is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-KSB or modify or update the original Form 10-KSB, except to reflect the revisions described above.

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

During the six months ended June 30, 2006, we inadvertently omitted the amounts owed for legal services during the subject period because the bills were not sent to the correct address.  We have taken steps to correct this omission in this and future reports.  Specifically, in December 2006, we appointed David Choi as our sole officer.  Mr. Choi has significant experience in business and financial matters.  Mr. Choi carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon Mr. Choi’s evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the principal financial officer originally concluded that our disclosure controls and procedures were effective.  However, on the date of the initial filing of this report management had not completed its assessment of our internal control over financial reporting, and this report did not include the Management’s Report on Internal Control Over Financial Reporting set forth below, which was required because we filed an annual report for the prior fiscal year.  As a result, as of the date of this report, our disclosure controls and procedures were, in fact, not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2007, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Prior to February 11, 2008, we were a shell company, with limited staff and financing.  On February 11, 2008, we completed a merger with Matinee Media Corporation, a Texas corporation.  In the merger, management of that corporation became our new management and we changed our name from Filtering Associates, Inc. to Matinee Media Corporation.  Our current management has been informed by our former management, which consisted of one individual who acted as chief executive officer and principal financial officer, that it conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based upon its evaluation, our former management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2007.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our sole officer and lack of segregation of duties.  Prior to February 11, 2008, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out by our sole officer, and we did not have an audit committee to monitor or review the work performed.  The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of the merger on February 11, 2008, for financial accounting purposes, we treated the merger as a purchase of our company by our predecessor.  Therefore, we will present the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the merger presented in our future reports.  As a result of the merger, effective as of February 11, 2008, our internal control over financial reporting changed to that of our predecessor.  Therefore, the material weakness identified by our former management is no longer relevant.  The published financial reports for which there was a possibility of a material misstatement as a result of the material weakness will not be presented in future reports.

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

PART III

Item 13. Exhibits

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 – Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-KSB to the registrant’s annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Matinee Media Corporation a Nevada corporation

	By:	/s/ Kevin W. Mischnick
Kevin W. Mischnick
Its: Vice President and Chief Financial Officer
Dated: September 19, 2008