Form 10-Q/A
period 2008-06-30
Matinee Media CORP
filed 2008-10-22
CIK 1163882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008, was 15,179,383 shares of Common Stock, $0.001 par value.

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of Matinee Media Corporation for the fiscal quarter ended June 30, 2008, as filed on August 13, 2008 (the “Form 10-Q”), is being filed for the purpose of amending Part I, Item 4 and Part II, Items 1, 5 and 6.  The remainder of our Form 10-Q is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-Q or modify or update the original Form 10-Q, except to reflect the revisions described above.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  After our new members of management joined us in the first quarter of 2008, our management team, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in all material respects as of June 30, 2008.  However, the initial filing of this report did not include a disclosure of the litigation we were involved in, as described in Legal Proceeding set forth below, which disclosure should have been included in the initial filing of this report.  As a result, as of the date of this report, our disclosure controls and procedures were, in fact, not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 8, 2008, we and our chief executive officer, Robert W. Walker, were named as defendants in a counterclaim lawsuit filed in the United States District Court for the Western District of Texas, Austin Division. The counterclaim was in response to a lawsuit brought by Mr. Walker, which is captioned Robert Walker and Matinee Media Corporation vs. John Wilkins, Voyager Charters, L.L.C., KMR Aviation, Inc. and Guardian Air Services, L.L.C., No. A-08-CA-0027.  The lawsuit involves a dispute over a proposed purchase and sale of an aircraft.  The counterclaim was filed by Voyager Charters, L.L.C., the owner of the aircraft in question.  The counterclaim alleges that Mr. Walker, on behalf of himself and as our agent, breached a purported contract to purchase the aircraft in question, among other related claims.  The suit seeks damages and punitive damages, including attorney fees and costs of suit.  We believe the lawsuit is without merit, at least to the extent of the claims against us, and intend to defend it vigorously.  To the extent the counterclaim plaintiff is successful in this action, we intend to seek indemnification and/or contribution from Mr. Walker pursuant to an indemnification agreement with him described in Other Information below.  However, there can be no assurance that such rights will result in recovery against Mr. Walker.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 5. Other Information

On October 22, 2008, we entered into an Agreement of Indemnification with Robert W. Walker, our president, chief executive officer and chairman of our board of directors.  The Indemnification Agreement relates to the counterclaim lawsuit pending against us and Mr. Walker described in Legal Proceedings above.  The Indemnification Agreement provides that any recovery by us, as plaintiff, in the lawsuit will be the property of Mr. Walker, since the suit is for the recovery of amounts paid by Mr. Walker.  In return, Mr. Walker has agreed to indemnify and hold us harmless from any and all losses that we suffer or incur as a result of or relating to such lawsuit, including any and all costs and expenses (including reasonable attorneys fees) incurred by us relating to such lawsuit.

Item 6. Exhibits

10.1 – Agreement of Indemnification, dated as of October 22, 2008, by and between Matinee Media Corporation and Robert W. Walker.

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 – Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Matinee Media Corporation

Date: October 22, 2008	By	/s/ Kevin W. Mischnick
Chief Financial Officer
(Principal Financial Officer)